Form 10-Q
period 1995-03-31
LEASTEC INCOME FUND V
filed 1995-05-12
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1995
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 0-18555


             Leastec Income Fund V, A California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 California                              68-0136036
                 ----------                              ----------
         (State of organization)            (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 3000
            Lakewood, Colorado                             80235
- --------------------------------------                     -----
(Address of principal executive offices)                 (Zip Code)



        Registrant's telephone number, including area code (303) 980-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No .

                        Exhibit Index Appears on Page 11
                               Page 1 of 12 Pages

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1995


                                Table of Contents


PART I.           FINANCIAL INFORMATION                                     PAGE

     Item 1.  Financial Statements (Unaudited)

        Balance Sheets-March 31, 1995 and December 31, 1994                  3

        Statements of Operations-Three months ended
        March 31, 1995 and 1994                                              4

        Statements of Cash Flows-Three months ended
        March 31, 1995 and 1994                                              5

        Notes to Financial Statements                                        6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-10

PART II.          OTHER INFORMATION

     Item 2.  Legal Proceedings                                              11

     Item 6.  Exhibits and Reports on Form 8-K                               11

              Signature                                                      12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                     March 31,      December 31,
                                                       1995             1994
                                                   ------------     ------------

             ASSETS

Cash and cash equivalents                          $   392,332       $   702,210
Accounts receivable, net                                87,472            95,807
Equipment held for sale or lease                        73,562            74,337
Net investment in direct finance leases              2,289,649         2,467,517
Equipment on operating leases, net                   4,611,081         5,349,797
                                                   -----------       -----------

       Total assets                                $ 7,454,096       $ 8,689,668
                                                   ===========       ===========


     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities        $   215,104        $   271,525
  Payable to affiliates                                24,419             26,298
  Rents received in advance                            56,211             98,037
  Distributions payable to partners                   436,127            441,682
  Discounted lease rentals                          3,591,988          4,231,393
                                                  -----------        -----------

       Total liabilities                            4,323,849          5,068,935
                                                  -----------        -----------

Partners' Capital:
  General partner                                           -                  -
  Limited partners:
    Class A                                         2,019,730          2,519,669
    Class B                                         1,110,517          1,101,064
                                                  -----------        -----------

       Total partners' capital                      3,130,247          3,620,733
                                                  -----------        -----------

       Total liabilities and partners' capital    $ 7,454,096        $ 8,689,668
                                                  ===========        ===========






   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          1995           1994
                                                       ----------     ----------

Revenue:
  Operating lease rentals                              $  985,147     $1,769,397
  Direct finance lease income                              69,987         92,119
  Equipment sales revenue                                 167,804        673,522
  Interest income                                           5,115          9,387
                                                       ----------     ----------

         Total revenue                                  1,228,053      2,544,425
                                                       ----------     ----------

Expenses:
  Depreciation and amortization                           606,416      1,350,143
  Cost of equipment sales                                 122,516        349,928
  Provision for losses                                          -        100,000
  Management fees paid to general partner                  60,808         99,620
  Interest on discounted lease rentals                     87,955        138,544
  Direct services from general partner                     22,452         24,919
  General and administrative                               43,205         60,038
                                                       ----------     ----------

         Total expenses                                   943,352      2,123,192
                                                       ----------     ----------

Net income                                             $  284,701     $  421,233
                                                       ==========     ==========

Net income allocated:

  To the general partner                               $   38,680     $  100,498
  To the Class A limited partners                         236,568        308,410
  To the Class B limited partner                            9,453         12,325
                                                       ----------     ----------

                                                       $  284,701     $  421,233
                                                       ==========     ==========
  Net income per weighted average
    Class A limited partner unit
    outstanding                                        $     1.19     $     1.55
                                                       ==========     ==========

  Weighted average Class A limited
    partner units outstanding                             198,713        199,187
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three months Ended
                                                      March 31,      March 31,
                                                        1995           1994
                                                     -----------    -----------

Net cash provided by operating activities            $ 1,110,269    $ 2,129,842
                                                     -----------    -----------

Cash flows from investing activities:

         Net cash used in investing activities                 -              -
                                                     -----------    -----------

Cash flows from financing activities:

  Principal payments on discounted lease rentals        (639,405)      (911,723)
  Redemptions of Class A limited partner units            (1,848)        (1,542)
  Distributions to partners                             (778,894)    (2,026,167)
                                                     -----------    -----------

         Net cash used in financing activities        (1,420,147)    (2,939,432)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (309,878)      (809,590)

Cash and cash equivalents at beginning of period         702,210      2,360,404
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   392,332    $ 1,550,814
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                      $    87,955    $   138,544














   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1994 has been derived from the audited financial statements included in the Partnership's 1994 Form 10-K. For further information, refer to the financial statements of Leastec Income Fund V, A California Limited Partnership (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"), previously filed with the Securities and Exchange Commission.

2.   Reclassifications

     In the Statements of Cash Flows for the three months ended March 31, 1995 and 1994, the principal portion of direct finance lease rentals and proceeds from sales of equipment have been classified as "Cash flows from operating activities". Previously, such amounts were reported as "Cash flows from investing activities". The effect of the reclassifications on previously issued financial statements is as follows:
                                                           Three months ended
                                                             March 31, 1994
                                                    As Previously        As
                                                      Reported      Reclassified
                                                    -------------   ------------

     Net cash provided by operating activities       $ 1,327,748    $ 2,129,842
     Net cash provided by investing activities           802,094              -
     Net cash used in financing activities            (2,939,432)    (2,939,432)
                                                     -----------    -----------
     Net decrease in cash and cash equivalents       $  (809,590)   $  (809,590)
                                                     ===========    ===========

3.   Equipment Purchases

     The Partnership is in its liquidation period, as defined in the Partnership Agreement and as set forth in the Prospectus and accordingly, made no equipment purchases during the three months ended March 31, 1995. It is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of operations categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                        Condensed Statements         The effect
                                        of Operations for          on net income
                                        the Three Months             of changes
                                          ended March 31,              between
                                      1995            1994             periods
                                   ----------      ----------      -------------

Leasing margin                     $  360,763      $  372,829        $  (12,066)
Equipment sales margin                 45,288         323,594          (278,306)
Interest income                         5,115           9,387            (4,272)
Management fees paid to general
 partner, direct services from
 general partner and general and
 administrative expenses             (126,465)       (184,577)            58,112
Provision for losses                        -        (100,000)           100,000
                                   ----------      ----------        -----------
 Net income                        $  284,701      $  421,233        $ (136,532)
                                   ==========      ==========        ===========

Leasing Margin

The Partnership is currently in the eighth year of its operations and is in its liquidation period. The Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed is increasing. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in this discussion as "portfolio run-off").

Leasing margin consists of the following:

                                                         Three months ended
                                                              March 31,
                                                        1995           1994
                                                    -----------     -----------

Operating lease rentals                             $   985,147     $ 1,769,397
Direct finance lease income                              69,987          92,119
Depreciation and amortization                          (606,416)     (1,350,143)
Interest expense on related discounted
  lease rentals                                         (87,955)       (138,544)
                                                    -----------     -----------

     Leasing margin                                 $   360,763     $   372,829
                                                    ===========     ===========

     Leasing margin ratio                                    34%             20%
                                                    ===========     ===========

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations (continued)


Leasing Margin, (continued)

All components of leasing margin have declined for the three months ended March 31, 1995 compared to the corresponding periods in 1994, and are expected to decline further, due to portfolio run-off.

Leasing margin ratio increased primarily due to a larger portion of the portfolio consisting of remarketed leases with higher leasing margins.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate movements in the capital market). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during that period reflect this low interest rate environment.


Equipment Sales Margin

Equipment sales margin consists of the following:

                                                           Three months ended
                                                                March 31,
                                                           1995         1994
                                                         ---------    ---------

Equipment sale revenue                                   $ 167,804    $ 673,522
Cost of equipment sales                                   (122,516)    (349,928)
                                                         ---------    ---------

     Gain on sale of equipment, net                      $  45,288    $ 323,594
                                                         =========    =========

The Partnership is in its liquidation period and, as initial leases terminate, equipment is remarketed (i.e., released or sold to either the original lessee or a third party). The timing and amount of equipment sales are difficult to predict. However, as the Partnership's liquidation continues, equipment sales are expected to provide an increasingly higher percentage of total revenue.


Interest Income

Interest income declined due to a decrease in cash available for investment.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for losses

The remarketing of equipment for an amount greater than its net book value is reported as equipment sales margin or as leasing margin. The realization of less than the carrying value of equipment (which is typically not known until after the initial lease termination) is recorded as provision for loss. The Partnership performs ongoing quarterly assessments of its assets to identify any other-than-temporary losses in value. However, the Partnership did not record provision for losses during the three months ended March 31, 1995 because no new losses were identified. The provision for losses during the three months ended March 31, 1994 primarily related to an estimated credit loss on one lessee experiencing financial difficulties.

Expenses

Management fees paid to the general partner, direct services from general partner and general and administrative expenses, decreased due to portfolio run-off.


Liquidity and Capital Resources

The Partnership funded its operating activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. government securities pending distributions to the partners.

During the three months ended March 31, 1995, the Partnership declared distributions to the partners of $773,339 (of which $436,128 was paid during the second quarter of 1995). All of such distributions constituted a return of capital.

Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partner has represented for the last several years, all distributions to the partners are expected to be a return of capital.

The general partner currently anticipates that the partnership will generate cash flow from operations and equipment sales during the remainder of 1995 which, when added to cash and cash equivalents currently on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements. However, these cash flows will be insufficient to provide cash distributions to the Class A limited partners at an annualized rate of 6% on contributed capital. Therefore, after April 1, 1995, the cash distributions to the Class A limited partners will be decreased to an annualized rate of 3% on contributed capital (all of which will constitute a return of capital). The
                                       9

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources, continued

Class B distributions are subordinated to the Class A limited partners receiving the distributions as scheduled in the Partnership Agreement. Therefore, because of the decrease in distributions to the Class A limited partners, effective as of July 1, 1994, CAII, the sole Class B limited partner ceased receiving any distributions as a result of this subordination. The general partner currently anticipates that the Partnership will fund 1995 distributions to the limited partners with Partnership cash and cash equivalents on hand at March 31, 1995 and cash from rentals and equipment sales. While rentals are fairly predictable, the timing and amount of proceeds from equipment sales are not. Accordingly, if fewer equipment sales occur during 1995 than are currently anticipated or if the proceeds from equipment sales during 1995 are less than anticipated, the Partnership may not have sufficient cash available during 1995 to make cash distributions to the Class A limited partners at annualized rates of 3% on their capital contributions.
                                       10

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                    PART II.

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          North Miami Medical Center, the lessee of certain equipment owned by the Partnership (the "Equipment"), and its parent (together, "North Miami"), filed a declaratory judgment action (the "Litigation") to determine whether (i) North Miami purchased the Equipment directly from the vendor (and consequently owed the vendor the portion of the purchase price that remains unpaid) or (ii) Delta Financial Services ("Delta") purchased the Equipment (financed with a nonrecourse loan from USX Credit ("USX")) and leased it to North Miami (in which case North Miami is obligated to pay rent to USX, as assignee of the rents). In December 1992, CAI purchased the Equipment and related lease from Delta, subject to the existing debt to USX, and transferred the Equipment and lease to the Partnership. The net book value of the Equipment is $220,000.

          In June 1994, USX filed counterclaims and cross claims in the litigation, naming CAI and the Partnership as third party defendants in connection with USX' claim to foreclose its security interest in the Equipment for North Miami's failure to pay rent. CAI and the Partnership filed counter claims and cross claims against (i) Delta, its president and an affiliate, for breaches of representations and warranties made in the purchase documents and (ii) North Miami, for holdover rent. The court granted USX a writ of replevin, authorizing it to repossess the Equipment. All other claims in the Litigation are still pending.

          USX served the writ of replevin on North Miami. The Company has made arrangements to repossess the Equipment as it appears that the parties are unable to work out a settlement. Because the value of the Equipment is less than the amount of the outstanding debt owed to USX, once USX repossesses the Equipment, the Partnership will suffer a loss equal to its book value for the equipment, net of any additional rent payments received from North Miami. A provision for loss has been previously recorded for this contingent loss.


Item 6.   Exhibits and Reports on Form 8-K

          (a)     None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             LEASTEC INCOME FUND V
                             A California Limited Partnership

                                   By:  CAI Partners Management Company

Dated:  May 12, 1995               By:  /s/John F. Olmstead
                                        -------------------
                                        John F. Olmstead
                                        President and Director


                                   By:  /s/John E. Christensen
                                        -----------------------
                                        John E. Christensen
                                        Senior Vice President
                                        Chief Administrative Officer
                                        Principal Financial Officer and Director