Form 10-Q
period 1995-06-30
LEASTEC INCOME FUND V
filed 1995-08-11
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1995
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
                         Commission file number 0-18555


             Leastec Income Fund V, A California Limited Partnership (Exact name of registrant as specified in its charter)


        California                                      68-0136036
 -----------------------                    ------------------------------------
 (State of organization)                    (I.R.S. Employer Identification No.)

 7175 West Jefferson Avenue, Suite 3000
           Lakewood, Colorado                             80235
- ----------------------------------------                ----------
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

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1995


                                Table of Contents


PART I.     FINANCIAL INFORMATION                                          PAGE
                                                                           ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-June 30, 1995 and December 31, 1994            3

              Statements of Operations-Three and Six months ended
              June 30, 1995 and 1994                                        4

              Statements of Cash Flows-Six months ended
              June 30, 1995 and 1994                                        5

              Notes to Financial Statements                                 6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    7-10


PART II.    OTHER INFORMATION

     Item 2.  Legal Proceedings                                            11

     Item 6.  Exhibits and Reports on Form 8-K                             11

              Signature                                                    12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                          June 30,  December 31,
                                                            1995       1994
                                                         ---------- ------------
                                     ASSETS

Cash and cash equivalents                                $  287,355   $  702,210
Accounts receivable, net                                     37,008       95,807
Equipment held for sale or lease                             61,282       74,337
Net investment in direct finance leases                   2,137,107    2,467,517
Equipment on operating leases, net                        4,100,411    5,349,797
                                                         ----------   ----------
                  Total assets                           $6,623,163   $8,689,668
                                                         ==========   ==========



                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities               $  232,426   $  271,525
  Payable to affiliates                                      41,585       26,298
  Rents received in advance                                  50,411       98,037
  Distributions payable to partners                         216,497      441,682
  Discounted lease rentals                                3,017,757    4,231,393
                                                         ----------   ----------
       Total liabilities                                  3,558,676    5,068,935
                                                         ----------   ----------

Partners' Capital:
  General partner                                                 -            -
  Limited partners:
    Class A                                               1,941,929    2,519,669
    Class B                                               1,122,558    1,101,064
                                                         ----------   ----------
       Total partners' capital                            3,064,487    3,620,733
                                                         ----------   ----------

       Total liabilities and partners' capital           $6,623,163   $8,689,668
                                                         ==========   ==========





   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended             Six Months Ended
                                                           June 30,                     June 30,
                                                 -------------------------   ------------------------
                                                    1995           1994          1995         1994
                                                 ----------     ----------   ----------   -----------

Revenue:
  Operating lease rentals                       $   907,246    $ 1,325,562   $ 1,892,393  $ 3,094,959
  Direct finance lease income                        62,443        100,521       132,431      192,640
  Equipment sales margin                             90,513         52,121       135,801      375,715
  Interest income                                     2,679          7,353         7,793       16,740
                                                -----------    -----------   -----------  -----------
       Total revenue                              1,062,881      1,485,557     2,168,418    3,680,054
                                                -----------    -----------   -----------  -----------

Expenses:
  Depreciation and amortization                     513,650      1,136,347     1,120,066    2,486,490
  Provision for losses                                    -          8,615             -      108,615
  Management fees paid to general partner            53,646         83,327       114,454      182,947
  Interest on discounted lease rentals               74,434        147,439       162,389      285,983
  Direct services from general partner               20,352         23,901        42,804       48,820
  General and administrative                         67,845         53,229       111,050      113,267
                                                -----------    -----------   -----------  -----------
       Total expenses                               729,927      1,452,858     1,550,763    3,226,122
                                                -----------    -----------   -----------  -----------
Net income                                      $   332,954    $    32,699   $   617,655  $   453,932
                                                ===========    ===========   ===========  ===========

Net income allocated:

  To the general partner                        $    19,533    $   101,550   $    58,213  $   202,048
  To the Class A limited partners                   301,379        (66,208)      537,947      242,202
  To the Class B limited partner                     12,042         (2,643)       21,495        9,682
                                                -----------    -----------   -----------  -----------
                                                $   332,954    $    32,699   $   617,655  $   453,932
                                                ===========    ===========   ===========  ===========

  Net income (loss) per weighted
    average Class A limited
    partner unit outstanding                    $      1.52    $     (0.33)  $      2.71  $      1.22
                                                ===========    ===========   ===========  ===========

  Weighted average Class A limited
    partner units outstanding                       198,488        199,115       198,600      199,150
                                                ===========    ===========   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six Months Ended
                                                       June 30,       June 30,
                                                         1995           1994
                                                     -----------    -----------

Net cash provided by operating activities            $ 2,197,867    $ 4,178,723
                                                     -----------    -----------

Cash flows from investing activities:

       Net cash used in investing activities                   -              -
                                                     -----------    -----------

Cash flows from financing activities:

  Proceeds from the discounting of lease rentals               -        616,512
  Principal payments on discounted lease rentals      (1,213,636)    (1,715,970)
  Redemptions of Class A limited partner units            (9,909)        (1,541)
  Distributions to partners                           (1,389,177)    (4,064,379)
                                                     -----------    -----------

       Net cash used in financing activities          (2,612,722)    (5,165,378)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (414,855)      (986,655)

Cash and cash equivalents at beginning of period         702,210      2,360,404
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   287,355    $ 1,373,749
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                      $   162,389    $   285,983






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

2.  Reclassifications

    In the Statements of Cash Flows for the six months ended June 30, 1995 and 1994, the principal portion of direct finance lease rentals and proceeds from sales of equipment have been classified as "Cash flows from operating activities". Previously, such amounts were reported as "Cash flows from investing activities".

    The   effect  of  the   reclassifications  on  previously  issued  financial
    statements is as follows:

                                                          Six months ended
                                                            June 30, 1994
                                                   -----------------------------
                                                   As Previously         As
                                                      Reported      Reclassified
                                                   -------------    ------------

    Net cash provided by operating activities      $  2,448,741    $  4,178,723
    Net cash provided by investing activities         1,729,982               -
    Net cash used in financing activities            (5,165,378)     (5,165,378)
                                                   ------------    ------------
      Net decrease in cash and cash equivalents    $    986,655    $    986,655
                                                   ============    ============


3.    Equipment Purchases

      The Partnership is in its liquidation period, as defined in the Partnership Agreement and as set forth in the Prospectus, and made no equipment purchases during the six months ended June 30, 1995. It is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of operations categories and analyses of changes in those condensed categories derived from the Statements of Operations:


                                  Condensed                                   Condensed
                           Statements of Operations                    Statements of Operations
                             for the Three Months      The effect on     for the Six Months       The effect on
                                ended June 30,         net income of        ended June 30         net income of
                           ------------------------  changes between   ------------------------  changes between
                              1995          1994          periods         1995          1994         periods
                           ---------     ----------   ---------------  ---------     ----------  ---------------

Leasing margin             $ 381,605    $ 142,297        $ 239,308     $ 742,369     $ 515,126    $   227,243
Equipment sales margin        90,513       52,121           38,392       135,801       375,715       (239,914)
Interest income                2,679        7,353           (4,674)        7,793        16,740         (8,947)
Management fees paid
  to general partner,
  direct services from
  general partner and
  general and
  administrative expenses   (141,843)    (160,457)          18,614      (268,308)     (345,034)        76,726
Provision for losses               -       (8,615)           8,615             -      (108,615)       108,615
                           ---------    ---------        ---------     ---------     ---------    -----------
  Net income               $ 332,954    $  32,699        $ 300,255     $ 617,655     $ 453,932    $   163,723
                           =========    =========        =========     =========     =========    ===========

Leasing Margin

The Partnership is currently in the eighth year of its operations and, as set forth in the Prospectus, is in its liquidation period. The Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed is increasing. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in this discussion as "portfolio run-off").

Leasing margin consists of the following:


                                            Three months ended             Six months ended
                                                 June 30,                       June 30,
                                        --------------------------   ----------------------------
                                           1995          1994            1995           1994
                                        ----------   ------------    ------------    ------------

Operating lease rentals                 $  907,246   $  1,325,562    $  1,892,393    $  3,094,959
Direct finance lease income                 62,443        100,521         132,431         192,640
Depreciation and amortization             (513,650)    (1,136,347)     (1,120,066)     (2,486,490)
Interest expense on discounted
  lease rentals                            (74,434)     (147,439)        (162,389)       (285,983)
                                        ----------   -----------     ------------    ------------
     Leasing margin                     $  381,605   $   142,297     $    742,369    $    515,126
                                        ==========   ===========     ============    ============

     Leasing margin ratio                       39%           20%              37%             19%
                                        ==========   ===========     ============    ============

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Leasing Margin, (continued)

All components of leasing margin have declined for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994, and are expected to decline further, due to portfolio run-off.

The leasing margin and leasing margin ratio increased primarily due to (a) remarketing activities, which include the rental proceeds from renewing, extending or re-leasing equipment before and after the end of the initial lease term and (b) a portion of the Partnership's portfolio consists of non-recourse debt financed operating leases. Leasing margin and leasing margin ratio for non-recourse debt financed operating leases increases during the term of the leases since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is paid off.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate movements in the capital market). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during that period reflect that low interest rate environment.


Equipment Sales Margin

Equipment sales margin consists of the following:


                                           Three months ended              Six months ended
                                               June 30,                         June 30,
                                       --------------------------    ---------------------------
                                          1995          1994            1995            1994
                                       ----------    ----------      -----------    ------------

Equipment sale revenue                 $  105,128    $  767,912      $   272,932    $  1,441,434
Cost of equipment sales                   (14,615)     (715,791)        (137,131)     (1,065,719)
                                       ----------    ----------      -----------    ------------
     Gain on sale of equipment, net    $   90,513    $   52,121      $   135,801    $    375,715
                                       ==========    ==========      ===========    ============

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

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Provision for losses

The remarketing of equipment for an amount greater than its net book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is released). The realization of less than the carrying value of equipment (which is typically not known until after the initial lease termination) is recorded as provision for loss. The Partnership performs ongoing quarterly assessments of its assets to identify any other-than-temporary losses in value. The Partnership did not record provision for losses during the three and six months ended June 30, 1995 because no new losses were identified. The provision for losses during the three and six months ended June 30, 1994 primarily  related  to  identified  "other-than-temporary"  losses  in  value of off-lease equipment, principally certain telecommunication equipment and semiconductor manufacturing equipment.

Expenses

Management fees paid to the general partner and direct services from general partner decreased due to portfolio run-off. General and administrative expenses increased for the three months ended June 30, 1995 compared to June 30, 1994 due to legal expenses related to the North Miami Medical lease litigation.

Liquidity and Capital Resources

The Partnership funded its operating activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. government securities pending distributions to the partners.

During the six months ended June 30, 1995, the Partnership declared distributions to the partners of $1,163,992 (of which $216,497 was paid during the third quarter of 1995). All of such distributions constituted a return of capital.

Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, the general partner currently anticipates all distributions to the partners are expected to be a return of capital.

The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during the remainder of 1995 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. Currently, distributions to the Class A limited partners are at an annualized rate of 3% on their capital contributions (all of which will constitute a return of capital). However, while rentals are fairly predictable, the timing and amounts of proceeds from

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Liquidity and Capital Resources, continued

equipment sales are not. If fewer equipment sales occur or the proceeds from equipment sales are less than anticipated, the Partnership may not have sufficient cash available to continue to make cash distributions to the Class A limited partners at an annualized rate of 3% on their capital contributions. Therefore, because the Partnership is in liquidation, cash distributions to the Class A limited partners will be based upon cash availability and allowed to vary, as early as fourth quarter.

Cash distributions to the Class B limited partner are subordinated to the Class A limited partners receiving the distributions as scheduled in the Partnership Agreement. Therefore, because of the initial decrease in cash distributions to the Class A limited partners which occurred as of July 1, 1994, CAII, the sole Class B limited partner ceased receiving any distributions as a result of this subordination.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                    PART II.

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          North Miami Medical Center litigation ("North Miami"), see the Partnership's 1994 Form 10-K for a complete discussion.

          USX served the writ of replevin on North Miami and, with the general partner's assistance, the Partnership repossessed the Equipment since the parties were unable to work out a settlement. The general partner is remarketing the equipment on behalf of USX. Because the value of the Equipment is less than the amount of the outstanding debt owed to USX, the Partnership may suffer a loss equal to its book value for the equipment, net of any additional rent payments received from North Miami. A provision for loss has been previously recorded for this contingent loss.


Item 6.   Exhibits and Reports on Form 8-K

          (a)     None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1995.

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




                               LEASTEC INCOME FUND V
                               A California Limited Partnership

                               By:   CAI Partners Management Company

Dated:  August 11, 1995        By:   /s/John F. Olmstead
                                     -------------------
                                     John F. Olmstead
                                     President and Director


                               By:   /s/John E. Christensen
                                     ----------------------
                                     John E. Christensen
                                     Senior Vice President,
                                     Chief Administrative Officer and Director