Form 10-Q
period 1995-09-30
LEASTEC INCOME FUND V
filed 1995-11-13
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1995
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------

Commission file number                       0-18555
                       ---------------------------------------------------------


             Leastec Income Fund V, A California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                   68-0136036
      -----------------------               ------------------------------------
      (State of organization)               (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 3000
          Lakewood, Colorado                              80235
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)



        Registrant's telephone number, including area code (303) 980-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x      No
                                        ---        ---

                        Exhibit Index Appears on Page 11
                               Page 1 of 12 Pages

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1995


                                Table of Contents


PART I.    FINANCIAL INFORMATION                                            PAGE

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-September 30, 1995 and December 31, 1994        3

              Statements of Income-Three and Nine months ended
              September 30, 1995 and 1994                                    4

              Statements of Cash Flows-Nine months ended
              September 30, 1995 and 1994                                    5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-10


PART II.   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               11

              Signature                                                      12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                September 30,       December 31,
                                                    1995                1994
                                                -------------       ------------

                                     ASSETS

Cash and cash equivalents                        $  235,525         $  702,210
Accounts receivable, net                             46,028             95,807
Equipment held for sale or lease                     60,441             74,337
Net investment in direct finance leases           1,957,836          2,467,517
Equipment on operating leases, net                3,630,129          5,349,797
                                                 ----------         ----------

                  Total assets                   $5,929,959         $8,689,668
                                                 ==========         ==========



                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities       $  265,367         $  271,525
  Payable to affiliates                              50,197             26,298
  Rents received in advance                          21,719             98,037
  Distributions payable to partners                 217,935            441,682
  Discounted lease rentals                        2,507,862          4,231,393
                                                 ----------         ----------

                  Total liabilities               3,063,080          5,068,935
                                                 ----------         ----------

Partners' Capital:
  General partner                                         -                  -
  Limited partners:
     Class A                                      1,737,497          2,519,669
     Class B                                      1,129,382          1,101,064
                                                 ----------         ----------

        Total partners' capital                   2,866,879          3,620,733
                                                 ----------         ----------

        Total liabilities and partners' capital  $5,929,959         $8,689,668
                                                 ==========         ==========





   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended               Nine months ended
                                                           September 30,                   September 30,
                                                   -----------------------------    -----------------------------
                                                      1995              1994           1995               1994

                                                   ----------       ------------    ----------        -----------
Revenue:
  Operating lease rentals                          $ 729,031        $ 1,170,142     $ 2,621,424       $ 4,265,101
  Direct finance lease income                         56,591             91,340         189,022           283,980
  Equipment sales margin                              20,364             29,259         156,165           404,974
  Interest income                                      1,853              5,139           9,646            21,879
                                                   ---------        -----------     -----------       -----------

         Total revenue                               807,839          1,295,880       2,976,257         4,975,934
                                                   ---------        -----------     -----------       -----------

Expenses:
  Depreciation and amortization                      441,363            789,156       1,561,429         3,275,646
  Provision for losses                                     -                  -               -           108,615
  Management fees paid to general partner             45,384             74,629         159,838           257,576
  Interest on discounted lease rentals                63,245            132,717         225,634           418,700
  Direct services from general partner                16,474             22,778          59,278            71,598
  General and administrative                          44,035             70,765         155,085           184,032
                                                   ---------        -----------     -----------       -----------

         Total expenses                              610,501          1,090,045       2,161,264         4,316,167
                                                   ---------        -----------     -----------       -----------

Net income                                         $ 197,338        $   205,835     $   814,993       $   659,767
                                                   =========        ===========     ===========       ===========

Net income allocated:

  To the general partner                           $  19,747        $    39,622     $    77,960       $   241,670
  To the Class A limited partners                    170,767            159,827         708,714           402,029
  To the Class B limited partner                       6,824              6,386          28,319            16,068
                                                   ---------        -----------     -----------       -----------

                                                   $ 197,338        $   205,835     $   814,993       $   659,767
                                                   =========        ===========     ===========       ===========

  Net income per weighted
    average Class A limited
    partner unit outstanding                       $    0.86        $      0.80     $      3.58       $      2.02
                                                   =========        ===========     ===========       ===========

  Weighted average Class A limited
    partner units outstanding                        198,475            198,928         197,831           199,075
                                                   =========        ===========     ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       1995            1994
                                                   -------------   -------------


Net cash provided by operating activities          $ 3,049,440      $ 5,466,639
                                                   -----------      -----------

Cash flows from investing activities:

         Net cash used in investing activities               -                -
                                                   -----------      -----------

Cash flows from financing activities:

  Proceeds from the discounting of lease rentals             -          616,512
  Principal payments on discounted lease rentals    (1,723,531)      (2,293,125)
  Redemptions of Class A limited partner units          (9,909)         (19,889)
  Distributions to partners                         (1,782,685)      (5,575,416)
                                                   -----------      -----------

         Net cash used in financing activities      (3,516,125)      (7,271,918)
                                                   -----------      -----------

Net decrease in cash and cash equivalents             (466,685)      (1,805,279)

Cash and cash equivalents at beginning of period       702,210        2,360,404
                                                   -----------      -----------

Cash and cash equivalents at end of period         $   235,525      $   555,125
                                                   ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid                                    $   225,634      $   418,700






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

2. Equipment Purchases The Partnership is in its liquidation period, as defined in the Partnership Agreement and as set forth in the Prospectus, and made no equipment purchases during the nine months ended September 30, 1995. It is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                     Condensed                                   Condensed
                               Statements of Income                         Statements of Income
                               for the Three Months     The effect on       for the Nine months        The effect of
                                ended September 30,     net income of       ended September 30,        net income of
                              ----------------------   changes between    ------------------------    changes between
                                1995          1994         periods           1995           1994          periods
                              --------      --------  ----------------    ----------      --------    ---------------


Leasing margin              $  281,014    $  339,609    $  (58,595)      $ 1,023,383     $  854,735      $  168,648
Equipment sales margin          20,364        29,259        (8,895)          156,165        404,974        (248,809)
Interest income                  1,853         5,139        (3,286)            9,646         21,879         (12,233)
Management fees paid
  to general partner,
  direct services from
  general partner and
  general and
  administrative expenses     (105,893)     (168,172)       62,279          (374,201)      (513,206)        139,005
Provision for losses                 -             -             -                 -       (108,615)        108,615
                            ----------    ----------    ----------       -----------     ----------      ----------
  Net income                $  197,338    $  205,835    $   (8,497)      $   814,993     $  659,767      $  155,226
                            ==========    ==========    ==========       ===========     ==========      ==========


Leasing Margin
--------------

The Partnership is in its liquidation period, as set forth in the Prospectus, and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, the size of the Partnership's leasing portfolio and the amount of leasing revenue is declining (referred to in this discussion as "portfolio run-off").

Leasing margin consists of the following:


                                       Three months ended             Nine months ended
                                          September 30,                  September 30,
                                   ---------------------------     ---------------------------
                                      1995           1994              1995           1994
                                   ----------     ------------     ------------   ------------

Operating lease rentals            $  729,031     $ 1,170,142      $  2,621,424   $  4,265,101
Direct finance lease income            56,591          91,340           189,022        283,980
Depreciation and amortization        (441,363)       (789,156)       (1,561,429)    (3,275,646)
Interest expense on discounted
  lease rentals                       (63,245)       (132,717)         (225,634)      (418,700)
                                   ----------     -----------      ------------   ------------
     Leasing margin                $  281,014     $   339,609      $  1,023,383   $    854,735
                                   ==========     ===========      ============   ============

     Leasing margin ratio                  36%             27%               36%            19%
                                           ==              ==                ==             ==

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

Leasing Margin, (continued)
---------------------------

All components of leasing margin have declined and are expected to decline further, due to portfolio run-off. However, leasing margin increased for the nine months ended September 30, 1995 compared to the corresponding period in 1994 primarily due to remarketing activities, which include the rental proceeds from renewing, extending or re-leasing equipment before and after the end of the initial lease term.

Leasing margin ratio increased primarily because of (a) remarketing activities, and (b) a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate movements in the capital market). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during that period reflect that low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners.


Equipment Sales Margin
----------------------

Equipment sales margin consists of the following:


                                       Three months ended             Nine months ended
                                          September 30,                  September 30,
                                   ------------------------      ---------------------------
                                      1995          1994            1995            1994
                                   ----------    ----------      ----------     ------------


Equipment sale revenue             $  44,102     $  57,216       $  317,034     $  1,498,650
Cost of equipment sales              (23,738)      (27,957)        (160,869)      (1,093,676)
                                   ---------     ---------       ----------     ------------

  Gain on sale of equipment, net   $  20,364     $  29,259       $  156,165     $    404,974
                                   =========     =========       ==========     ============

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, equipment is remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales are difficult to predict.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

Provision for losses
--------------------

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

The provision for losses during the nine months ended September 30, 1994 primarily related to identified "other-than-temporary" losses in value of off-lease equipment, principally telecommunication equipment and semiconductor manufacturing equipment.

Expenses
--------

Management fees paid to the general partner, direct services from general partner and general and administrative expenses, decreased due to portfolio run-off.


Liquidity and Capital Resources
-------------------------------

The Partnership funded its operating activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. government securities pending distributions to the partners.

During the nine months ended September 30, 1995, the Partnership declared distributions to the partners of $1,558,938 (of which $217,935 was paid in October 1995). All of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, the general partner currently anticipates all distributions to the partners are expected to be a return of capital.

The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during the remainder of 1995 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. Currently, distributions to the Class A limited partners are at an annualized rate of 3% on their capital contributions (all of which will constitute a return of capital). However, because the Partnership is in liquidation, cash distributions to the Class A limited partners will be based upon cash availability and will vary beginning in October 1995.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)


Liquidity and Capital Resources, continued
------------------------------------------

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

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                    PART II.

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1995.

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



                                LEASTEC INCOME FUND V
                                A California Limited Partnership

                                By: CAI Partners Management Company


Dated:  November 13, 1995        By: /s/John F. Olmstead
                                    -------------------
                                    John F. Olmstead
                                    President and Director


                                By: /s/John E. Christensen
                                    ----------------------
                                    John E. Christensen
                                    Senior Vice President,
                                    Chief Administrative Officer and Director