Form 10-K
period 1995-12-31
LEASTEC INCOME FUND V
filed 1996-03-20
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-18555


             LEASTEC INCOME FUND V, A California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                                      68-0136036
(State of organization)                  (I.R.S. Employer Identification Number)


7175 W. JEFFERSON AVENUE, LAKEWOOD, COLORADO           80235
  (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000


Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered  pursuant  to Section 12(g) of the Act:  Units of Class A
  Limited Partner Interest (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                        Exhibit Index Appears on Page 34

                               Page 1 of 35 Pages

Item 1.   Business
          --------

Leastec Income Fund V, a California limited partnership (the "Partnership"), is engaged in the business of owning and leasing equipment. The Partnership's original general partners were Leastec Corporation ("Leastec") and CAI Partners Management Company, both of whom were affiliates of Capital Associates, Inc. ("CAI"). During 1988, CAI acquired all the outstanding stock of Leastec. In June 1990, CAI sold all of the stock of Leastec back to its original owners and, effective December 1990, Leastec resigned as a general partner. As a result, CAI Partners Management Company is currently the sole general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), the parent of the general partner, is the sole Class B limited partner of the Partnership. The Class B limited partner has contributed $2,501,890 in cash and equipment to the Partnership, which represented 10% of the net offering proceeds from sales of Class A limited partner units after September 1, 1988. CAII is the largest single investor in the Partnership.

Since its formation in 1987, the Partnership has acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of, but was not limited to, office technology and manufacturing equipment. The Partnership entered its liquidation period, as defined in the Partnership Agreement, during 1994. Accordingly, the Partnership did not purchase any equipment during 1995 and it is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. The financial institution has a first lien on the assigned rents and the underlying leased equipment, with no recourse against the Partnership or any other Partnership assets in the event of default by a lessee. Cash proceeds from such financings, or the assumption of such assignments incurred in connection with the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

The Partnership leases equipment to investment grade and noninvestment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc., or (2) that has comparable credit ratings as determined by other recognized credit rating services or (3) which, if not rated by a recognized credit rating service, then in the opinion of the general partner, is of comparable credit quality. The Partnership may choose to manage its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above. Approximately 49% of the Partnership's equipment under lease was leased to investment grade lessees or equivalent as of December 31, 1995.

The Partnership only acquired equipment that was on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to provide additional investment income from its re-lease or ultimate sale. Upon expiration of an initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

          --------

Although not subject to seasonal variations, the Partnership's business is directly affected by the national economy and the new and used equipment markets. As discussed in the Prospectus, the Partnership initially emphasized the acquisition of office technology equipment. Increased competition, particularly from large leasing companies, including IBM Credit Corporation ("ICC") has resulted in decreased profit margins in this segment of the equipment leasing industry. The IBM market segment in particular has recently been returning significantly reduced yields on equipment leases due to increased industry competition. IBM has encountered significant competition from Amdahl, Hitachi and EMC in the mainframe related market. IBM has also seen their market share erode due to the movement away from mainframes to client-server networks. The Partnership purchased a higher volume of low technology equipment during 1993 and 1992 to offset the market conditions described.

These same factors, described above, have also created a more competitive market for most used equipment and, as a result, the Partnership is devoting substantial effort to remarketing the equipment in its maturing initial lease portfolio. The IBM and other high technology secondary markets have produced a lower return due to the more rapid technological obsolescence and resulting shorter useful life of equipment. This has resulted in a more rapid turnover of equipment by lessees that has made the realization of equipment residual values extremely difficult.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners.

The Partnership has no employees. The officers, directors and employees of the general partner and its affiliates perform services on behalf of the Partnership. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

The Partnership competes in the leasing remarketing marketplaces as a lessor/seller with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership is in its liquidation period. Therefore, the Partnership currently competes mainly on the basis of the expertise of its general partner in remarketing equipment. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's remarketing strategies will enable it to continue to compete effectively in the remarketing markets.

The Partnership leases equipment to a significant number of lessees. No single lessee and its affiliates accounted for more than 10% of total rental revenue of the Partnership during 1995.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 1998. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated earlier.

Item 2.   Properties
          ----------

The Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 of this Report, "Business".

Item 3.   Legal Proceedings
          -----------------

Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units and Class B interest are not publicly traded. There is no established public trading market for such units and interest, and none is expected to develop.

(b)  As of February 13, 1996 the number of Class A limited partners was 3,860.

(c) During 1995, the Partnership made four (4) quarterly and twelve (12) monthly distributions (all of which constituted a return of capital) to Class A limited partners (note that investors may elect to receive distributions either monthly or quarterly), as follows:

                                            Distributions Per
                                           $250 Class A limited
                                          partner unit (computed
                                           on weighted average)
          For the           Payment      -----------------------       Total
        Month Ended       Made During     Monthly      Quarterly   Distributions
     ------------------  --------------  --------      ---------   -------------

     December 31, 1994   January 1995     $ 1.25       $  3.75      $   401,879
     January 31, 1995    February 1995      1.25                        177,054
     February 28, 1995   March 1995         1.25                        160,157
     March 31, 1995      April 1995         1.25          3.75          397,447
     April 30, 1995      May 1995           0.63                         85,650
     May 31, 1995        June 1995          0.63                         88,505
     June 30, 1995       July 1995          0.63          1.89          196,964
     July 31, 1995       August 1995        0.63                         88,506
     August 31, 1995     September 1995     0.63                         88,506
     September 30, 1995  October 1995       0.63          1.89          198,187
     October 31, 1995    November 1995      0.15                         21,002
     November 30, 1995   December 1995      0.26                         35,003
                                          ------       -------      -----------
                                          $ 9.19       $ 11.28      $ 1,938,860
                                          ======       =======      ===========

Item 5.   Market  for the Partnership's  Common  Equity and  Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

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

          Distributions for the month and quarter ended December 31, 1995, totaling $173,995, were paid to the Class A limited partners during January 1996. Distributions to the general partner and the Class B limited partner during 1995 are discussed in Item 13 of the Report, "Certain Relationships and Related Transactions".

          The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during 1996 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. The general partner currently anticipates that 1996 distributions to the Class A limited partners are expected to be in the range of an annualized rate of 1% to 3% of their capital contributions (all of which is expected to be a return of capital). Because the Partnership is in liquidation, as defined in the
          Partnership Agreement, cash distributions to the Class A limited partners will be based upon cash availability and will vary in 1996.

          The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of June 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994 and the general partner currently anticipates that CAII will not receive any future Class B distributions as a result of this subordination.

          During 1994, the Partnership made four (4) quarterly and twelve (12) monthly distributions (all of which constituted a return of capital) to Class A limited partners, as follows:

Item 5.   Market  for the Partnership's  Common  Equity and  Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

                                            Distributions Per
                                           $250 Class A limited
                                          partner unit (computed
                                           on weighted average)
          For the           Payment      -----------------------       Total
        Month Ended       Made During     Monthly      Quarterly   Distributions
     ------------------  --------------  --------      ---------   -------------

     December 31, 1993   January 1994     $  3.13       $  9.39     $ 1,006,127
     January 31, 1994    February 1994       3.13                       445,329
     February 28, 1994   March 1994          3.13                       402,597
     March 31, 1994      April 1994          3.13          9.39         993,685
     April 30, 1994      May 1994            3.13                       430,903
     May 31, 1994        June 1994           3.13                       445,266
     June 30, 1994       July 1994           1.25          9.39         985,415
     July 31, 1994       August 1994         1.25                       178,107
     August 31, 1994     September 1994      1.25                       178,106
     September 30, 1994  October 1994        1.25          3.75         396,604
     October 31, 1994    November 1994       1.25                       177,444
     November 30, 1994   December 1994       1.25                       171,720
                                          -------       -------     -----------
                                          $ 26.28       $ 31.92     $ 5,811,303
                                          =======       =======     ===========

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to 1995 through 1991. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.

                                                                          Years Ended December 31,
                                             ------------------------------------------------------------------------------
                                                 1995            1994             1993            1992             1991
                                                 ----            ----             ----            ----             ----

Total revenue                                $ 3,914,124      $ 6,471,208      $ 9,789,449   $ 13,378,647      $ 17,573,136

Net income (loss)                              1,057,734        1,107,121        1,040,550     (1,344,759)          933,720

Net income (loss) per weighted average
 Class A limited partner unit outstanding           4.70             3.99            3.05           (8.41)             0.95

Total assets at December 31                    5,419,610        8,689,668       16,766,103     24,528,404        39,202,506

Discounted lease rentals                       2,061,334        4,231,393        6,518,735      7,216,053        12,887,383

Distributions declared to partners
  for the year ended December 31               1,801,042        5,624,247        8,152,711      7,678,485         7,163,547

Distributions declared per weighted
  average Class A limited partner unit              8.64            26.17            37.48          35.00             32.49


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules  (prepared  solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Operations.


                                                   Condensed                                   Condensed
                                              Statements of Income                        Statements of Income
                                                 for the years         The effect on         for the years           The effect on
                                                ended December 31,     net income of        ended December 31,       net income of
                                          ---------------------------     changes       -------------------------       changes
                                              1995           1994      between years       1994           1993       between years
                                          -----------     -----------  -------------    -----------   -----------    -------------

     Leasing margin                       $ 1,349,914     $ 1,248,885    $   101,029    $ 1,248,885   $ 1,922,755     $ (673,870)
     Equipment sales margin                   183,660         644,151       (460,491)       644,151       371,262        272,889
     Interest income                           11,760          31,232        (19,472)        31,232        96,254        (65,022)
     Provision for losses                           -        (108,615)       108,615       (108,615)     (545,070)       436,455
     Management fees paid to general
       partner                               (212,268)       (325,641)       113,373       (325,641)     (467,926)       142,285
     Direct services from general partner
       and general and administrative
       expenses                              (275,332)       (382,891)       107,559       (382,891)     (336,725)       (46,166)
                                          -----------    ------------   ------------    -----------   -----------     ----------
     Net income                           $ 1,057,734     $ 1,107,121    $   (49,387)   $ 1,107,121   $ 1,040,550     $   66,571
                                          ===========     ===========    ===========    ===========   ===========     ==========


The Partnership is in its liquidation period, as defined in the Partnership Agreement, and as expected, the Partnership is not purchasing equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, the size of the Partnership's leasing portfolio and the amount of leasing revenue is declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:


                                                                   Years Ended December 31,
                                                           ------------------------------------------
                                                              1995           1994            1993
                                                           -----------    -----------     -----------

Operating lease rentals                                    $ 3,459,761    $ 5,427,945     $ 8,842,739
Direct finance lease income                                    258,943        367,880         479,194
Depreciation and amortization                               (2,090,097)    (4,026,511)     (6,778,448)
Interest expense on related discounted lease rentals          (278,693)      (520,429)       (620,730)
                                                           -----------    -----------     -----------

  Leasing margin                                           $ 1,349,914    $ 1,248,885     $ 1,922,755
                                                           ===========    ===========     ===========

  Leasing margin ratio                                             36%            22%             21%
                                                           ==========     ==========      ==========


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

All components of leasing margin have declined and are expected to decline further, due to portfolio run-off. However, leasing margin increased during 1995 compared to 1994 primarily due to remarketing activities, which include the rental proceeds from renewing, extending or re-leasing equipment before and after the end of the initial lease term. Leasing margin decreased during 1994 compared to 1993 primarily due to portfolio run-off.

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


EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                               Years Ended December 31,
                                      -----------------------------------------
                                          1995           1994           1993
                                      -----------    -----------    -----------

Equipment sales revenue               $   378,905    $ 1,747,881    $ 1,972,733
Cost of equipment sales                  (195,245)    (1,103,730)    (1,601,471)
                                      -----------    -----------    -----------

Equipment sales margin                $   183,660    $   644,151    $   371,262
                                      ===========    ===========    ===========

The Partnership is in its liquidation. During the liquidation period, as initial leases terminate, equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly the timing and amount of equipment sales are difficult to project.

INTEREST INCOME

The decline in interest income is due to decreases in cash available for investment.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify any other-than-temporary losses in value.

No provision for loss was recorded in 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's asset.

The   provisions   for   losses  for  1994  and  1993   related  to   identified
other-than-temporary  losses  in  value  of  off-lease  equipment,   principally
telecommunications equipment and semiconductor manufacturing equipment.

EXPENSES

Management fees paid to the general partner and direct services from the general partner decreased primarily as a result of portfolio run-off. General and administrative expenses decreased in 1995 as compared to 1994, due to higher third-party professional fees incurred for remarketing the Partnership's equipment in 1994.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. Government securities pending distributions to the partners.

The Partnership entered its liquidation period during 1994. Accordingly, the Partnership did not purchase any equipment during 1995.

During 1995, 1994 and 1993, the Partnership declared distributions to the partners of $1,801,042, $5,624,247 and $8,152,711, respectively, all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partner has represented for the last several years, all distributions to the partners are expected to be a return of capital.

-------------------------------

     The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during 1996 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. The general partner currently anticipates that 1996 distributions to the Class A limited partners are expected to be in the range of an annualized rate of 1% to 3% of their capital contributions (all of which is expected to be a return of capital). Because the Partnership is in liquidation, as defined in the Partnership Agreement, cash distributions to the Class A limited partners will be based upon cash availability and will vary in 1996.

     The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of June 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994 and the general partner currently anticipates that CAII will not receive any future Class B distributions as a result of this subordination.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

              Index to Financial Statements and
              Financial Statement Schedules

                                                                          Page
         Financial Statements                                            Number
         --------------------

              Independent Auditors' Report                                 12

              Balance Sheets at December 31, 1995 and 1994                 13

              Statements of Income for the years ended
                December 31, 1995, 1994 and 1993                           14

              Statements of Partners' Capital for the years
                ended December 31, 1995, 1994 and 1993                     15

              Statements of Cash Flows for the years ended
                December 31, 1995, 1994 and 1993                           16

              Notes to Financial Statements                               17-27


         Financial Statement Schedules
         -----------------------------

              Independent Auditors' Report                                 28

              Schedule II - Valuation and Qualifying Accounts              29

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
LEASTEC INCOME FUND V,
    A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Leastec Income Fund V, a California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund V, a California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                            /s/KPMG Peat Marwick LLP
                                            ------------------------
                                            KPMG Peat Marwick LLP

Denver, Colorado
February 2, 1996

                                      LEASTEC INCOME FUND V
                                A California Limited Partnership

                                         BALANCE SHEETS

                                             ASSETS


                                                                             December 31,
                                                                    ---------------------------
                                                                        1995            1994
                                                                    -----------     -----------

Cash and cash equivalents                                           $   446,663     $   702,210
Accounts receivable, net of allowance for doubtful
  accounts of $22,374 in 1995 and 1994                                   78,112          95,807
Net investment in direct finance leases                               1,823,457       2,467,517
Leased equipment, net                                                 3,071,378       5,424,134
                                                                    -----------     -----------
    Total assets                                                    $ 5,419,610     $ 8,689,668
                                                                    ===========     ===========


                               LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities                          $   235,847     $   271,525
  Payable to affiliates                                                  27,918          26,298
  Rents received in advance                                              40,894          98,037
  Distributions payable to partners                                     186,101         441,682
  Discounted lease rentals                                            2,061,334       4,231,393
                                                                    -----------     -----------
    Total liabilities                                                 2,552,094       5,068,935
                                                                    -----------     -----------

Partners' capital:
  General partner                                                             -               -
  Limited partners:
    Class A
      authorized 220,000 units; issued and outstanding,
      198,475 and 198,715 units in 1995 and 1994, respectively        1,729,272       2,519,669
    Class B                                                           1,138,244       1,101,064
                                                                    -----------     -----------
    Total partners' capital                                           2,867,516       3,620,733
                                                                    -----------     -----------

    Total liabilities and partners' capital                         $ 5,419,610     $ 8,689,668
                                                                    ===========     ===========





                 See accompanying notes to financial statements.

                                 LEASTEC INCOME FUND V
                            A California Limited Partnership

                                  STATEMENTS OF INCOME

                                                        Years ended December 31,
                                                  -------------------------------------
                                                      1995        1994         1993
                                                  -----------  -----------  -----------

Revenue:
     Operating lease rentals                      $ 3,459,761  $ 5,427,945  $ 8,842,739
     Direct finance lease income                      258,943      367,880      479,194
     Equipment sales margin                           183,660      644,151      371,262
     Interest income                                   11,760       31,232       96,254
                                                  -----------  -----------  -----------
        Total revenue                               3,914,124    6,471,208    9,789,449
                                                  -----------  -----------  -----------

Expenses:
     Depreciation and amortization                  2,090,097    4,026,511    6,778,448
     Provision for losses                                   -      108,615      545,070
     Management fees paid to general partner          212,268      325,641      467,926
     Interest on discounted lease rentals             278,693      520,429      620,730
     Direct services from general partner              73,966       91,975      102,141
     General and administrative                       201,366      290,916      234,584
                                                  -----------  -----------  -----------
        Total expenses                              2,856,390    5,364,087    8,748,899
                                                  -----------  -----------  -----------

Net income                                        $ 1,057,734  $ 1,107,121  $ 1,040,550
                                                  ===========  ===========  ===========

Net income allocated:
     To the general partner                       $    90,066  $   281,212  $   407,636
     To the Class A limited partners                  930,488      794,172      608,588
     To the Class B limited partner                    37,180       31,737       24,326
                                                  -----------  -----------  -----------

                                                  $ 1,057,734  $ 1,107,121  $ 1,040,550
                                                  ===========  ===========  ===========

Net income per weighted average
    Class A limited partner unit outstanding      $      4.70  $      3.99  $      3.05
                                                  ===========  ===========  ===========

Weighted average Class A limited partner
         units outstanding                            197,993      198,984      199,311
                                                  ===========  ===========  ===========





                       See accompanying notes to financial statements.


                                                   LEASTEC INCOME FUND V
                                             A California Limited Partnership

                                             STATEMENTS OF PARTNERS' CAPITAL
                                        Years ended December 31, 1995, 1994 and 1993


                                                               Class A
                                                               Limited       Class A          Class B
                                                 General       Partner       Limited          Limited
                                                 Partner        Units        Partners         Partner           Total
                                               ----------      -------     ------------     -----------     ------------


Partners' capital January 1, 1993              $        -      200,468     $ 13,914,068     $ 1,455,925     $ 15,369,993

Redemptions                                             -       (1,273)        (100,084)              -         (100,084)
Net income                                        407,636            -          608,588          24,326        1,040,550
Distributions to partners
     ($37.48 per weighted
     average Class A limited
     partner unit outstanding)                   (407,636)           -       (7,469,867)       (275,208)      (8,152,711)
                                               ----------      -------     ------------     -----------     ------------

Partners' capital December 31, 1993                     -      199,195        6,952,705       1,205,043        8,157,748

Redemptions                                             -         (480)         (19,889)              -          (19,889)
Net income                                        281,212            -          794,172          31,737        1,107,121
Distributions to partners
     ($26.17 per weighted
     average Class A limited
     partner unit outstanding)                   (281,212)           -       (5,207,319)       (135,716)      (5,624,247)
                                               ----------      -------     ------------     -----------     ------------

Partners' capital December 31, 1994                     -      198,715        2,519,669       1,101,064        3,620,733

Redemptions                                             -         (240)          (9,909)              -           (9,909)
Net income                                         90,066            -          930,488          37,180        1,057,734
Distributions to partners
     ($8.64 per weighted
     average Class A limited
     partner unit outstanding)                    (90,066)           -       (1,710,976)              -       (1,801,042)
                                               ----------      -------     ------------     -----------     ------------

Partners' capital
  December 31, 1995                            $        -      198,475     $  1,729,272     $ 1,138,244     $  2,867,516
                                               ==========      =======     ============     ===========     ============


                 See accompanying notes to financial statements.

                                                   LEASTEC INCOME FUND V
                                             A California Limited Partnership

                                                 STATEMENTS OF CASH FLOWS


                                                                                                 Years ended December 31,
                                                                                         ------------------------------------------
                                                                                             1995           1994           1993
                                                                                         -----------    -----------    ------------
Cash flows from operating activities:
  Net income                                                                             $ 1,057,734    $ 1,107,121    $  1,040,550
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                        2,090,097      4,026,511       6,778,448
      Provision for losses                                                                         -        108,615         545,070
      Cost of equipment sales                                                                163,835      1,112,008       1,423,844
      Recovery of investment in direct finance leases                                        714,250        655,892         563,376
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                            46,330        372,105        (106,461)
        Increase (decrease) in accounts payable and accrued liabilities                      (35,678)      (204,310)        170,930
        Decrease in rents received in advance                                                (57,143)      (150,373)        (85,859)
        Increase (decrease) in payable to affiliates                                           1,620        (17,727)        (19,817)
                                                                                         -----------    -----------    ------------
Net cash provided by operating activities                                                  3,981,045      7,009,842      10,310,081
                                                                                         -----------    -----------    ------------

Cash flows from investing activities:
  Purchases from affiliate of equipment on operating leases                                        -              -      (1,399,410)
  Investment in direct finance leases, acquired from affiliate                                     -              -        (551,417)
                                                                                         -----------    -----------    ------------
Net cash used in investing activities                                                              -              -      (1,950,827)
                                                                                         -----------    -----------    ------------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals                                                       -        616,512       1,732,455
  Principal payments on discounted lease rentals                                          (2,170,059)    (2,903,854)     (3,938,414)
  Distributions to partners                                                               (2,056,624)    (6,360,805)     (8,081,058)
  Redemptions of limited partner units                                                        (9,909)       (19,889)       (100,084)
                                                                                         -----------    -----------    ------------
Net cash used in financing activities                                                     (4,236,592)    (8,668,036)    (10,387,101)
                                                                                         -----------    -----------    ------------

Net decrease in cash and cash equivalents                                                   (255,547)    (1,658,194)     (2,027,847)

Cash and cash equivalents at beginning of year                                               702,210      2,360,404       4,388,251
                                                                                         -----------    -----------    ------------

Cash and cash equivalents at end of year                                                 $   446,663    $   702,210    $  2,360,404
                                                                                         ===========    ===========    ============

Supplemental disclosure of cash flow information:
  Interest paid                                                                          $   278,693    $   520,429    $    620,730

Supplemental disclosure of noncash investing and financing activities:
  Discounted lease rentals assumed in equipment acquisitions                                       -              -       1,897,325



                       See accompanying notes to financial statements

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies
    -----------------------------------------------------------

    Organization

      Leastec Income Fund V, a California Limited Partnership (the "Partnership"), was organized on August 28, 1987 as a limited partnership under the laws of the State of California pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a portfolio of equipment to unaffiliated third parties. The Partnership's lease portfolio initially consisted principally of computer peripherals, data communication devices, office systems, workstations and other high technology equipment. The Partnership will continue until December 31, 1998 unless terminated earlier in accordance with the terms of the Partnership Agreement. The general partner began liquidating the Partnership's portfolio in 1994.

      The general partner of the Partnership is CAI Partners Management Company, a wholly owned subsidiary of Capital Associates International, Inc. ("CAII"). The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties.

      CAII is the Class B limited partner. The Class B limited partner has contributed $2,501,890 of cash and equipment to the Partnership, an amount equal to 10% of net offering proceeds generated from sales of Class A limited partner units after September 1, 1988. The Class B limited partner has no remaining obligation to contribute cash and/or equipment to the Partnership.

    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as described below. Actual results could differ from those estimates.

    Partnership Cash Distributions and Allocations of Profit and Loss

      Cash Distributions
      ------------------

      During the Distribution Period, as defined in the Partnership Agreement, cash distributions are to be made as follows:

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Partnership Cash Distributions and Allocations of Profit and Loss, continued

      Cash Distributions, continued
      ------------------

         First, 95% to the Class A limited partners and 5% to the general partner until such time as all Class A limited partners have received, on a cumulative, noncompounded basis, distributions equal to (1) 12% on their contributed capital during the first three years after the initial closing date (November 16, 1987), (2) 13% on their contributed capital during the fourth year after the initial closing date, (3) 14% on their contributed capital during the fifth year after the initial closing date and (4) 15% thereafter.

         Second, 95% to the Class B limited partner and 5% to the general partner until such time as the Class B limited partner has received distributions equal to 11% per annum, cumulative, noncompounded, on its subordinated capital contribution.

         Third, any remaining available cash is to be reinvested or distributed to the partners as specified in the Partnership Agreement.

      During the Liquidation Phase, as defined in the Partnership Agreement, cash distributions are to be made as follows:

         First, in accordance with the first and second cash distribution provisions during the Distribution Period as described above.

         Second, 95% to the Class A limited partners and 5% to the general partner until the Class A limited partners have received aggregate distributions from all sources equal to their capital contributions plus their Priority Return as defined in the Partnership Agreement.

         Third, 85.5% to the Class B limited partner, 9.5% to the Class A limited partners and 5% to the general partner until the Class B limited partner has received aggregate distributions from all sources equal to its subordinated capital contribution plus its Subordinated Priority Return as defined in the Partnership Agreement.

         Fourth, thereafter 90% to the Class A limited partners and the Class B limited partner (and among them in proportion to their respective capital contributions as of the first day of the calendar quarter for which the amount of such distribution is being determined), and 10% to the general partner.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

      Federal Income Tax Basis Profits and Losses
      -------------------------------------------

      Profits  for  any  period  are   allocated   according  to  the  following
      provisions:

         First, profit is allocated to the partners in proportion to, and to the extent of, any losses allocated to the partners as described in the Partnership Agreement.

         Second, any remaining profit is allocated 5% to the general partner and 95% to the limited partners, on a pari passu basis as described in the Partnership Agreement.

         Third,  any remaining  profit is allocated 90% to the limited  partners
         (and   among   them  in   proportion   to  their   respective   capital
         contributions) and 10% to the general partner.

      Notwithstanding anything in the Partnership Agreement to the contrary, and before any other allocation is made, profits shall be allocated to the general partner until the aggregate profits so allocated in the current period and all prior periods are equal to the amount necessary to restore the general partner's capital account to zero. All such allocations shall be credited against any other allocations of profit to the general partner.

      Losses for any period are allocated according to the following priorities:

         First, to the partners in proportion to, and to the extent of, any profits allocated to them in reverse chronological order.

         Second, 99% to the limited partners (and among them in proportion to their respective capital contributions) and 1% to the general partner.

      On October 21, 1988, the partners amended the Partnership Agreement to admit CAII, as the Class B limited partner. CAII made its first required capital contribution in 1989. The amendment provided for the distribution of a share of available cash and liquidation proceeds to the Class B limited partner, but did not provide for the allocation of a corresponding share of profits or losses to the Class B limited partner. In the years ended December 31, 1987 and 1988, the Partnership allocated profits and losses to the general partner and the Class A limited partners in accordance with the then applicable provisions of the Partnership Agreement. In the years ended December 31, 1989 and 1990, the Partnership treated the Class B limited partner as a Class A limited partner for purposes of allocations of profits and losses. In the years ended December 31, 1991 and 1992, the Partnership allocated profits and losses among the

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

      partners in the manner provided for in an amendment adopted by the Partnership in the first quarter of 1992, discussed in the following paragraph, which allocation methodology approximates the allocation methodology employed in 1989 and 1990.

      Pursuant to Section 15.2.11(iv) of the Partnership Agreement, the general partner amended the Partnership Agreement during the first quarter of 1992
      (1) to allocate a share of profits and losses to the Class B limited partner, and (2) to correct an ambiguity in the allocation and distribution provisions with respect to the Class A limited partners. With respect to the Class B limited partner, the amendment provides for the allocation of a share of profits and losses to the Class B limited partner commensurate with its right to receive subordinated distributions of available cash. With respect to the Class A limited partners, the amendment provides that profits and losses allocated, and available cash distributed, will be shared by the individual Class A limited partners in proportion to their capital contributions and the number of days that each such Class A limited partner is a partner during each period. The amendment reflects (1) the actual method of allocations and distributions to the Class B limited partner that the Partnership has used since the admission of the Class B limited partner to the Partnership, (2) allocations of profits and losses among the individual Class A limited partners, consistent with such allocations in 1990 and 1991, and (3) distributions of available cash among the individual Class A limited partners consistent with the Partnership's calculation and payment of such distributions since its inception.

    Reclassifications

      Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

      Lease Accounting

         Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct finance and operating methods for substantially all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a non-recourse basis and/or equipment sale transactions to reduce or recover its investment in the equipment.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

      The Partnership's accounting methods and their financial reporting effects are described below.

      Net Investment in Direct Financing Leases ("DFLs")

         Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield over the term of the lease. The cost of the equipment includes acquisition fees paid to the general partner and carrying costs on the lease until transferred to the Partnership, reduced by rents received prior to transferring the lease to the Partnership. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

      Equipment on Operating Leases ("OLs")

         Leasing revenue consists principally of monthly rentals. The cost of equipment includes acquisition fees paid to the general partner and carrying costs on the equipment until transferred to the Partnership, reduced by rents received prior to transferring the equipment to the Partnership and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals is incurred on the interest method, profit is skewed toward lower returns in the early years of the term of an OL and higher returns in later years.

      Non-recourse Discounting of Rentals

         The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In return for such future lease payments, the Partnership receives the discounted value of the payments in cash. The financial institution has a first lien on the assigned rents and the underlying leased equipment, with no recourse against the Partnership or any other Partnership assets in the event of default by a lessee. Cash proceeds from such financings are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued



1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

      Allowance for Losses

         An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

      Transactions Subsequent to Initial Lease Termination

         After the initial lease term of equipment on lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Finance Leases" and "Equipment on Operating Leases" above.

      Income Taxes

         No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax returns of the individual partners.

      Cash Equivalents

         The Partnership  considers  short-term,  highly liquid investments that
         are  readily   convertible   to  known  amounts  of  cash  to  be  cash
         equivalents.

         Cash equivalents of $440,000 and $675,000 at December 31, 1995 and 1994, respectively, are comprised of an investment in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

      Net Income Per Class A Limited Partner Unit

         Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of the net investment in direct finance leases as of December 31, 1995 and 1994 were:

                                                        1995            1994
                                                    -----------     -----------

    Minimum lease payments receivable               $ 1,500,213     $ 2,412,506
    Estimated residual values                           609,902         567,517
    Less unearned income                               (286,658)       (512,506)
                                                    -----------     -----------
                                                    $ 1,823,457     $ 2,467,517
                                                    ===========     ===========

3.  Leased Equipment

    The Partnership's investment in equipment on operating leases by major classes as of December 31, 1995 and 1994 were:

                                                       1995            1994
                                                   ------------    ------------

    Transportation and industrial equipment        $  6,282,988    $  6,349,416
    Office furniture and equipment                    2,681,979       2,908,549
    Computers and peripherals                         1,535,014       3,231,985
    Other                                             1,925,030       3,327,676
                                                   ------------    ------------
                                                     12,425,011      15,817,626
    Less:
      Accumulated depreciation                       (8,674,997)     (9,721,555)
      Allowance for losses                             (678,636)       (671,937)
                                                   ------------    ------------
                                                   $  3,071,378    $  5,424,134
                                                   ============    ============

    Depreciation expense for 1995, 1994 and 1993 was $2,090,097,  $4,026,511 and
    $6,778,448, respectively.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


4.  Future Minimum Lease Payments
    -----------------------------

    Future minimum lease receivable from noncancelable leases as of December 31, 1995 are as follows:

         Year Ending December 31                         DFLs            OLs
         -----------------------                     -----------    -----------
                 1996                                $   708,389    $ 1,628,306
                 1997                                    495,734         53,684
                 1998                                    296,090              -
                                                     -----------    -----------
                 Total                               $ 1,500,213    $ 1,681,990
                                                     ===========    ===========


5.  Discounted Lease Rentals
    ------------------------

    Discounted lease rentals outstanding at December 31, 1995 bear interest at rates primarily ranging between 5% and 12%. Aggregate maturities of such non-recourse obligations are as follows:

         Year Ending December 31
         -----------------------
                 1996                                               $ 1,346,447
                 1997                                                   477,113
                 1998                                                   237,774
                                                                    -----------

                  Total                                             $ 2,061,334
                                                                    ===========


6.  Transactions With the General Partner and Affiliates
    ----------------------------------------------------

    Acquisition Fees
    ----------------

    The general partner receives a fee equal to 5.0% of the sales price of equipment sold to the Partnership as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment subject to the maximum discussed below and as permitted under terms of the Partnership Agreement. There is no acquisition fee payable with respect to the equipment contributed by the Class B limited partner. No acquisition fees were paid in 1995, 1994 and 1993.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


6.  Transactions With the General Partner and Affiliates, continued
    ----------------------------------------------------

    Maximum Front-end Fee
    ---------------------

    Pursuant to the Partnership Agreement, the total of all front-end fees (sales commissions, organization and offering costs and acquisition fees) may not exceed an amount which would cause the Partnership's investment in equipment (total cost of equipment excluding front-end fees) to be less than the greater of (1) a percentage amount of total Class A and Class B limited partners' capital contributions equal to 80% minus .0625% for each 1% of the aggregate purchase price of equipment that is borrowed by the Partnership (determined by dividing the principal amount of all such indebtedness incurred by the Partnership by the aggregate purchase price of the equipment) or (2) 75% of the total Class A and Class B limited partners capital contributions. The total of all acquisition fees also may not exceed 17% of total Class A and Class B capital contributions. The maximum fee was reached during 1991. Equipment purchases after the maximum front-end fee was reached have not (and will not in the future) included any acquisition fees to the general partner.

    Management Fees
    ---------------

    The general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of (a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services as permitted under the Partnership Agreement. Such fees totaled $212,268, $325,641 and $467,926 in 1995, 1994 and 1993, respectively.


    Direct Services
    ---------------

    The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $73,966 in 1995, $91,975 in 1994 and $102,141 in 1993.


    Equipment Purchases
    -------------------

    There were no equipment purchases in 1995 or 1994. The Partnership purchased equipment from CAII with a total purchase price of $3,848,152 (including $1,897,325 of discounted lease rentals) during 1993.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


6.  Transactions With the General Partner and Affiliates, continued
    ----------------------------------------------------

    Payable to Affiliates
    ---------------------

    Payable to affiliates consists primarily of direct services and management fees payable to the general partner.

    Disposition Fee
    ---------------

    The general partner is entitled to a subordinated fee with respect to each sale of equipment in an amount not to exceed the lesser of (a) 50% of the fee that would be charged by an unaffiliated party or (b) 2% of the gross equipment sales price. The disposition fee has not and will not be paid to the general partner until the Class A limited partners have received cash distributions in an amount equal to their capital contributions plus an 8% annual, cumulative return compounded daily on their adjusted capital contributions, calculated from and after the first day of the month following the month that each Class A limited partner is admitted to the Partnership. The Partnership has not accrued any disposition fees since inception as it is anticipated that the limited partners will not receive the minimum distributions described above.

7.  Tax Information (Unaudited)
    ---------------

    The following reconciles net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31,:

                                                         1995         1994           1993
                                                     -----------   -----------    -----------

     Net income (loss) per financial statements      $ 1,057,734   $ 1,107,121    $ 1,040,550
       Differences due to:
         Direct finance leases                           714,250       288,012        563,376
         Depreciation                                    302,792      (104,704)      (454,762)
         Provision for losses                                  -       100,989        545,070
         Gain (loss) on sale of equipment                (72,043)      (87,995)      (389,976)
         Other                                           (64,961)      (56,354)      (154,857)
                                                     -----------   -----------   ------------
       Partnership income for
         federal income tax purposes                 $ 1,937,772   $ 1,247,069   $  1,149,401
                                                     ===========   ===========   ============


    As of December 31, 1995, the partners' capital accounts per the financial statements totaled $2,867,516 compared to partners' capital accounts for federal income tax purposes of $7,625,319 (unaudited). The difference arises primarily from commissions reported as a reduction in partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation, and provisions for losses.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


8.  Concentration of Credit Risk
    ----------------------------

    Approximately 49% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or (2) that has comparable credit ratings, as determined by other recognized credit rating services, or (3) which, if not rated by a recognized credit rating service, then in the opinion of the general partner, is of comparable credit quality.

    The Partnership's cash balance is maintained with a high credit quality financial institution. At times such balances may exceed the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As funds become available, they are invested in a money market mutual fund.

9.  Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

    Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1995 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

    As of December 31, 1995, discounted lease rentals of $2,061,334 had fair values of $1,973,594. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1995.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
LEASTEC INCOME FUND V
    A CALIFORNIA LIMITED PARTNERSHIP:

Under date of February 2, 1996, we reported on the balance sheets of Leastec Income Fund V, a California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the Partnership's annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/KPMG Peat Marwick LLP
                                            ------------------------
                                            KPMG Peat Marwick LLP

Denver, Colorado
February 2, 1996

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                            COLUMN B              COLUMN C              COLUMN D    COLUMN E
--------                            --------     ---------------------------    --------    ---------
                                                                Additions
                                   Balance at     Additions    (Deductions)                  Balance
                                    Beginning    Charged to     Charged to                   at end
Classification                     of Period      Expenses    Other Accounts   Deductions   of Period
--------------                     ----------    ----------   --------------   ----------   ---------
                                                                   (1)            (2)
          1995
---------------------

Allowance for losses:
  Accounts receivable               $  22,374    $       -      $        -      $       -   $  22,374
  Equipment on operating leases       671,937            -           6,700              -     678,636
                                    ---------    ---------      ----------      ---------   ---------
          Totals                    $ 694,311            -      $    6,700      $       -   $ 701,010
                                    =========    =========      ==========      =========   =========


          1994
---------------------
Allowance for losses:
  Accounts receivable               $  261,148   $       -      $ (238,774)     $       -   $  22,374
  Equipment on operating leases        393,285     108,615         170,037              -     671,937
                                    ----------   ---------      ----------      ---------   ---------

          Totals                    $  654,433   $ 108,615      $  (68,737)     $       -   $ 694,311
                                    ==========   =========      ==========      =========   =========


          1993
---------------------
Allowance for losses:
  Accounts receivable               $  247,916   $       -      $   35,377      $ (22,145)  $ 261,148
  Net investment in direct leases       24,388           -         (24,388)             -           -
  Equipment on operating leases        293,861     287,863        (165,859)       (22,580     393,285
                                    ----------   ---------      ----------      ---------   ---------

          Totals                    $  566,165   $ 287,863      $ (154,870)     $ (44,725)  $ 654,433
                                    ==========   =========      ==========      =========   =========






(1) Represents reclassifications to and from other reserve accounts and asset and liability accounts.

(2) Represents allowance charge-offs.


                     See accompanying independent auditors' report.

Item 9.  Disagreements on Accounting and Financial Disclosures
         -----------------------------------------------------

None


Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                 CAI Partners Management Company

            Name                           Positions Held
            ----                           --------------

    John F. Olmstead          President and Director

    Dennis J. Lacey           Senior Vice President and Director

    John E. Christensen       Senior  Vice  President,  Principal  Financial and
                              Chief Administrative Officer and Director

    Anthony M. DiPaolo        Senior  Vice  President,  Assistant  Secretary and
                              Director

    Daniel J. Waller          Vice President and Director

    Richard H. Abernethy      Vice President and Director

    John A. Reed              Vice President, Assistant Secretary and Director

    David J. Anderson         Chief Accounting Officer and Secretary


John F. Olmstead, age 51 joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI ad CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

          ---------------------------------------------------

Dennis J. Lacey, age 42, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of the CAI.

John E. Christensen, age 48, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

Anthony M. DiPaolo, age 36, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

Daniel J. Waller, age 37, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

Richard H. Abernethy, age 41, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

John A. Reed, age 40, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

          ---------------------------------------------------

David J. Anderson, age 42, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Class A limited partner units of the Partnership. The Partnership has no directors or officers, and neither the general partner nor the Class B limited partner of the Partnership owns any Class A limited partner units.

          CAII,   the  parent  of  the  general   partner,   owns  100%  of  the
          Partnership's Class B limited partner interest.

          CAI Partners Management Company owns 100% of the Partnership's general partner interest.

          The names and addresses of the general partner and the Class B limited partner are as follows:

          General Partner
          ---------------

          CAI Partners Management Company
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          --------------------------------------------------------------
          continued

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of February 1, 1996.

     (c) The Partnership knows of no arrangements, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The general partner and its affiliates  receive  certain types of  compensation,
fees  or  other   distributions   in  connection  with  the  operations  of  the
Partnership.

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1994.

Management Fee
--------------

The general partner receives a monthly fee as compensation for services rendered in connection with the management of the Partnership's equipment in an amount equal to the lesser of (i) 5.0% of gross rentals received by the Partnership (but limited to 2.0% of gross rentals received in the case of full payout leases), or (ii) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. The general partner earned $212,268 of management fees during 1995.

Disposition Fee
---------------

The general partner earns a subordinated fee with respect to each sale of equipment in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 2% of the gross equipment sale price. The disposition fee has not and will not be paid to the general partner until the Class A Limited Partners have received cash distributions in an amount equal to their capital contributions plus 8% annual cumulative return compounded daily on their adjusted capital contributions, calculated from and after the first day of the month following the month that each Class A Limited Partner is admitted to the Partnership. The Partnership did not accrue any disposition fees in 1995 as it is anticipated that the limited partners will not recover the aforementioned amounts.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. The general partner received $73,966 of expense reimbursements during 1995.

          ----------------------------------------------

The general partner receives 5.0% of Partnership cash distributions and is allocated certain Partnership income or loss relating to its general partner interest in the Partnership. Distributions paid and income allocated to the general partner totaled $90,066 and $90,066, respectively, for 1995.

The Class B Limited Partner did not receive any distributions during 1995 but was allocated net income of $37,180 for 1995.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)
     and
     (d)  The following documents are filed as part of this Report:

          1.    Financial Statements

          2.    Financial Statement Schedule

     (b) There were no reports on Form 8-K filed during the three months ended December 31, 1995.

     (c)  Exhibits required to be filed.

          Exhibit                            Exhibit
          Number                              Name
          -------                            -------

            3* Leastec Income Fund V Limited Partnership Agreement (Filed as Exhibit A on Form S-1 in September 1987)

            4.1* Subscription Agreement and Power of Attorney (Filed as Exhibit B on Form S-1 in September 1987)

            4.2* First Amendment to Limited Partnership Agreement dated October 14, 1987 (Filed on October 14, 1987)

            4.3* Second Amendment to Limited Partnership Agreement dated March 31, 1992 (Filed on May 15, 1992)

            4.4* Third Amendment to Limited Partnership Agreement dated June 30, 1992

            * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 19, 1996                 Leastec Income Fund V,
                                        A California Limited Partnership
                                        By:  CAI Partners Management Company

                                        By:  /s/John F. Olmstead
                                             --------------------------
                                             John F. Olmstead
                                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 18, 1996.

Signature                                  Title
----------------------                     -----


/s/John F. Olmstead
----------------------
John F. Olmstead               President and Director



/s/Dennis J. Lacey
----------------------
Dennis J. Lacey                Senior Vice President and Director



/s/John E. Christensen
----------------------
John E. Christensen            Senior  Vice  President,  Principal Financial and
                               Chief Administrative Officer and Director


/s/Anthony M. DiPaolo
----------------------
Anthony M. DiPaolo             Senior  Vice  President,  Assistant Secretary and
                               Director



/s/Daniel J. Waller
----------------------
Daniel J. Waller               Vice President and Director



/s/John A. Reed
----------------------
John A. Reed                   Vice President, Assistant Secretary and Director


/s/David J. Anderson
----------------------
David J. Anderson              Chief Accounting Officer and Secretary