Form 10-Q
period 1996-03-31
LEASTEC INCOME FUND V
filed 1996-05-07
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                  March 31, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               -------------------------------------------------
Commission file number                             0-18555
                      ----------------------------------------------------------

             Leastec Income Fund V, A California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      California                                         68-0136036
- -----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 3000
          Lakewood, Colorado                                80235
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)



 Registrant's telephone number, including area code (303) 980-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No   .
                                      ---     ---

                        Exhibit Index Appears on Page 12
                               Page 1 of 13 Pages

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1996


                                Table of Contents


PART I.   FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-March 31, 1996 and December 31, 1995            3

              Statements of Income-Three months ended
              March 31, 1996 and 1995                                        4

              Statements of Cash Flows-Three months ended
              March 31, 1996 and 1995                                        5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-10


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              11

              Signature                                                     13

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,    December 31,
                                                         1996           1995
                                                      ----------    ------------

                                     ASSETS

Cash and cash equivalents                             $  468,230      $  446,663
Accounts receivable, net                                  61,861         120,375
Equipment held for sale or lease                         206,525          59,534
Net investment in direct finance leases                1,653,364       1,803,274
Leased equipment, net                                  2,149,611       2,989,764
                                                      ----------      ----------

       Total assets                                   $4,539,591      $5,419,610
                                                      ==========      ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities               $  195,766   $  235,847
  Payable to affiliates                                      20,130       27,918
  Rents received in advance                                  50,248       40,894
  Distributions payable to partners                         404,383      186,101
  Discounted lease rentals                                1,624,300    2,061,334
                                                         ----------   ----------

       Total liabilities                                  2,294,827    2,552,094
                                                         ----------   ----------

Partners' Capital:
  General partner                                                 -            -
  Limited partners:
    Class A                                               1,101,550    1,729,272
    Class B                                               1,143,214    1,138,244
                                                         ----------   ----------

       Total partners' capital                            2,244,764    2,867,516
                                                         ----------   ----------

       Total liabilities and partners' capital           $4,539,591   $5,419,610
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                            1996         1995
                                                          --------    ----------
Revenue:
  Operating lease rentals                                 $643,132    $  985,147
  Direct finance lease income                               51,066        69,987
  Equipment sales margin                                     1,290        45,288
  Interest income                                            5,633         5,115
                                                          --------    ----------

    Total revenue                                          701,121     1,105,537
                                                          --------    ----------

Expenses:
  Depreciation and amortization                            386,184       606,416
  Provision for losses                                           -             -
  Management fees paid to general partner                   43,181        60,808
  Interest on discounted lease rentals                      42,981        87,955
  Direct services from general partner                      17,361        22,452
  General and administrative                                42,585        43,205
                                                          --------    ----------

    Total expenses                                         532,292       820,836
                                                          --------    ----------

Net income                                                $168,829    $  284,701
                                                          ========    ==========

Net income allocated:
  To the general partner                                  $ 39,471    $   38,680
  To the Class A limited partners                          124,388       236,568
  To the Class B limited partner                             4,970         9,453
                                                          --------    ----------

                                                          $168,829    $  284,701
                                                          ========    ==========

Net income per weighted average Class A
  limited partner unit outstanding                        $   0.63    $     1.19
                                                          ========    ==========

Weighted average Class A limited partner
  units outstanding                                        198,465       198,713
                                                          ========    ==========

   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                          1996         1995
                                                      -----------   -----------

Net cash provided by operating activities             $ 1,031,899   $ 1,110,269
                                                      -----------   -----------

Cash flows from financing activities:

  Principal payments on discounted lease rentals         (437,034)     (639,405)
  Redemptions of Class A limited partner units             (2,165)       (1,848)
  Distributions to partners                              (571,133)     (778,894)
                                                      -----------   -----------

     Net cash used in financing activities             (1,010,332)   (1,420,147)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents       21,567      (309,878)

Cash and cash equivalents at beginning of period          446,663       702,210
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   468,230   $   392,332
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals           $    42,981   $    87,955










   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Partnership's 1995 Form 10-K. For further information, refer to the financial statements of Leastec Income Fund V, A California Limited Partnership (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"), previously filed with the Securities and Exchange Commission.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                 Condensed
                                            Statements of Income
                                            for the three months          The effect on
                                               ended March 31,            net income of
                                          -------------------------      changes between
                                             1996          1995              periods
                                          ----------    -----------      ---------------

Leasing margin                            $  265,033    $   360,763      $   (95,730)
Equipment sales margin                         1,290         45,288          (43,998)
Interest income                                5,633          5,115              518
Management fees paid to general partner      (43,181)       (60,808)          17,627
Direct services from general partner         (17,361)       (22,452)           5,091
General and administrative expenses          (42,585)       (43,205)             620
Provision for losses                               -              -                -
                                          ----------    -----------      -----------
  Net income                              $  168,829    $   284,701      $  (115,872)
                                          ==========    ===========      ===========

The Partnership is in its liquidation period, as defined in the Partnership Agreement, and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, the size of the Partnership's leasing portfolio and the amount of leasing revenue is declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            1995        1994
                                                         ----------  ----------

Operating lease rentals                                  $ 643,132    $ 985,147
Direct finance lease income                                 51,066       69,987
Depreciation and amortization                             (386,184)    (606,416)
Interest expense on related discounted lease rentals       (42,981)     (87,955)
                                                         ---------    ---------
     Leasing margin                                      $ 265,033    $ 360,763
                                                         =========    =========

     Leasing margin ratio                                      38%          34%
                                                               ==           ==

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

LEASING MARGIN, (continued)

All components of leasing margin have declined for the three months ended March 31, 1996 compared to the corresponding period in 1995 and are expected to decline further, due to portfolio run-off.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1995           1994
                                                       ---------      ---------

Equipment sale revenue                                 $ 288,290      $ 167,804
Cost of equipment sales                                 (287,000)      (122,516)
                                                       ---------      ---------

     Equipment sales margin                            $   1,290      $  45,288
                                                       =========      =========

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales are difficult to project.

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

No provision for losses were recorded for the three months ended March 31, 1996 or for the corresponding period in 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

Management fees paid to the general partner decreased due to portfolio run-off.

Liquidity and Capital Resources
- -------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off- lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. government securities pending distributions to the partners.

During the three months ended March 31, 1996, the Partnership declared distributions to the partners of $789,415 (of which $404,383 was paid in April
1996), all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partner has represented for the last several years, all distributions to the partners are expected to be a return of capital.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

Liquidity and Capital Resources, continued
- -------------------------------

The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during the remainder of 1996 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. The general partner currently anticipates that the remaining 1996 distributions to the Class A limited partners are expected to be in the range of an annualized rate of 1% to 3% of their capital contributions (all of which is expected to be a return of capital). Because the Partnership is in liquidation, as defined in the Partnership Agreement, cash distributions to the Class A limited partners will be based upon cash availability and will vary.

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

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                    PART II.

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)    None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1996.

Item No.                           Exhibit Index
- --------                           -------------


27     Financial Data Schedule

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


                               LEASTEC INCOME FUND V
                               A California Limited Partnership

                               By:   CAI Partners Management Company


Dated: May 7, 1996             By:   /s/John E. Christensen
                                     ----------------------
                                     John E. Christensen
                                     Senior Vice President,
                                     Chief Administrative Officer and Director