Form 10-Q
period 1996-06-30
LEASTEC INCOME FUND V
filed 1996-08-13
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                             0-18555
                       ---------------------------------------------------------

                   Leastec Income Fund V, A California Limited
                   -------------------------------------------
                    Partnership (Exact name of registrant as
                            specified in its charter)


        California                                        68-0136036
 -----------------------                    ------------------------------------
 (State of organization)                    (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 3000
         Lakewood, Colorado                                  80235
- - ----------------------------------------                   ----------
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

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1996


                                Table of Contents


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

   Item 1.    Financial Statements (Unaudited)
              Balance Sheets-June 30, 1996 and December 31, 1995             3

              Statements of Income-Three and Six months ended
              June 30, 1996 and 1995                                         4

              Statements of Cash Flows-Six months ended
              June 30, 1996 and 1995                                         5

              Notes to Financial Statements                                  6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                 7-10


PART II.  OTHER INFORMATION


   Item 1.    Legal Proceedings                                             11

   Item 6.    Exhibits and Reports on Form 8-K                              11

                       Signature                                            12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,    December 31,
                                                         1996           1995
                                                      ----------    ------------

                                     ASSETS


Cash and cash equivalents                             $  337,990      $  446,663
Accounts receivable, net                                  53,048         120,375
Equipment held for sale or lease                         141,823          59,534
Net investment in direct finance leases                1,495,745       1,803,274
Leased equipment, net                                  1,720,380       2,989,764
                                                      ----------      ----------

         Total assets                                 $3,748,986      $5,419,610
                                                      ==========      ==========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities              $  153,065    $  235,847
  Payable to affiliates                                     15,440        27,918
  Rents received in advance                                 11,817        40,894
  Distributions payable to partners                        189,565       186,101
  Discounted lease rentals                               1,226,319     2,061,334
                                                        ----------    ----------

         Total liabilities                               1,596,206     2,552,094
                                                        ----------    ----------

PARTNERS' CAPITAL:
  General partner                                              -             -
  Limited partners:
     Class A                                             1,004,336     1,729,272
     Class B                                             1,148,444     1,138,244
                                                        ----------    ----------

         Total partners' capital                         2,152,780     2,867,516
                                                        ----------    ----------

         Total liabilities and partners' capital        $3,748,986    $5,419,610
                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                               Three months ended          Six months ended
                                                     June 30,                  June 30,
                                             -----------------------   -----------------------
                                                1996         1995         1996         1995
                                             ----------   ----------   ----------   ----------
Revenue:
  Operating lease rentals                    $  641,909   $  907,246   $1,285,041   $1,892,393
  Direct finance lease income                    45,630       62,443       96,696      132,431
  Equipment sales margin                         89,564       90,513       90,854      135,801
  Interest income                                 2,154        2,679        7,787        7,793
                                             ----------   ----------   ----------   ----------

         Total revenue                          779,257    1,062,881    1,480,378    2,168,418
                                             ----------   ----------   ----------   ----------

Expenses:
  Depreciation and amortization                 362,956      513,650      749,140    1,120,066
  Provision for losses                              -            -            -            -
  Management fees paid to general partner        43,439       53,646       86,620      114,454
  Interest on discounted lease rentals           33,318       74,434       76,299      162,389
  Direct services from general partner           18,141       20,352       35,502       42,804
  General and administrative                    173,700       67,845      216,285      111,050
                                             ----------   ----------   ----------   ----------

         Total expenses                         631,554      729,927    1,163,846    1,550,763
                                             ----------   ----------   ----------   ----------

Net income                                   $  147,703   $  332,954   $  316,532   $  617,655
                                             ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                     $   11,581   $   19,533   $   51,052   $   58,213
  To the Class A limited partners               130,892      301,379      255,280      537,947
  To the Class B limited partner                  5,230       12,042       10,200       21,495
                                             ----------   ----------   ----------   ----------

                                             $  147,703   $  332,954   $  316,532   $  617,655
                                             ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding      $      .66   $     1.52   $     1.29   $     2.71
                                             ==========   ==========   ==========   ==========

  Weighted average Class A limited partner
       units outstanding                        198,151      198,488      198,308      198,600
                                             ==========   ==========   ==========   ==========


    The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Six months ended
                                                              June 30,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES           $ 1,754,148    $ 2,197,867
                                                    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on discounted lease rentals       (835,015)    (1,213,636)
  Redemptions of Class A limited partner units          (10,248)        (9,909)
  Distributions to partners                          (1,017,558)    (1,389,177)
                                                    -----------    -----------

Net cash used in financing activities                (1,862,821)    (2,612,722)
                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (108,673)      (414,855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        446,663        702,210
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   337,990    $   287,355
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals         $    76,299    $   162,389












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

Results of Operations
- - ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                         Condensed Statements of                         Condensed Statements of
                                       Income for the three months     The effect on    Income for the six months     The effect on
                                              ended June 30,           net income of         ended June 30,           net income of
                                       ----------------------------   changes between   ---------------------------  changes between
                                           1996           1995            periods         1996          1995              periods
                                       ------------    ------------   ---------------   ------------   ------------  ---------------

Leasing margin                          $ 291,265      $ 381,605      $ (90,340)        $ 556,298      $ 742,369      $(186,071)
Equipment sales margin                     89,564         90,513           (949)           90,854        135,801        (44,947)
Interest income                             2,154          2,679           (525)            7,787          7,793             (6)
Management fees paid to
   general partner                        (43,439)       (53,646)        10,207           (86,620)      (114,454)        27,834
Direct services from general
    partner                               (18,141)       (20,352)         2,211           (35,502)       (42,804)         7,302
General and administrative               (173,700)       (67,845)      (105,855)         (216,285)      (111,050)      (105,235)
Provision for losses                            -              -              -                 -              -              -
                                        ---------      ---------      ---------         ---------      ---------      ---------

Net income                              $ 147,703      $ 332,954      $(185,251)        $ 316,532      $ 617,655      $(301,123)
                                        =========      =========      =========         =========      =========      =========

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

LEASING MARGIN

Leasing margin consists of the following:

                                                                       Three months ended                    Six months ended
                                                                             June 30,                            June 30,
                                                                  -----------------------------       -----------------------------
                                                                      1996              1995              1996              1995
                                                                  -----------       -----------       ------------      -----------

Operating lease rentals                                           $   641,909       $   907,246       $ 1,285,041       $ 1,892,393
Direct financing lease income                                          45,630            62,443            96,696           132,431
Depreciation and amortization                                        (362,956)         (513,650)         (749,140)       (1,120,066)
Interest expense on related discounted lease rentals                  (33,318)          (74,434)          (76,299)         (162,389)
                                                                  -----------       -----------       -----------       -----------

   Leasing margin                                                 $   291,265       $   381,605       $   556,298       $   742,369
                                                                  ===========       ===========       ===========       ===========

   Leasing margin ratio                                                   42%               39%               40%               37%
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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                                       Three months ended                    Six months ended
                                                                             June 30,                            June 30,
                                                                  -----------------------------       -----------------------------

Equipment sales revenue                                           $   163,208       $   105,128       $   451,498       $   272,932
Cost of equipment sales                                               (73,644)          (14,615)         (360,644)         (137,131)
                                                                  -----------       -----------       -----------       -----------
   Equipment sales margin                                         $    89,564       $    90,513       $    90,854       $   135,801
                                                                  ===========       ===========       ===========       ===========

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


PROVISION FOR LOSSES, continued

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

No provision for losses were recorded for the six months ended June 30, 1996 or for the corresponding period in 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.


EXPENSES

General  and  administrative   expenses  increased  primarily  due  to  $107,928
reimbursed to the general partner for insurance costs related to prior years.

Management fees paid to the general partner decreased due to portfolio run-off.


Liquidity and Capital Resources
- - -------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. government securities pending distributions to the partners.

During the three months ended June 30, 1996, the Partnership declared distributions to the partners of $231,607 ($189,595 of which was paid in July
1996), all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partner has represented for the last several years, all distributions to the partners are expected to be a return of capital.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

Liquidity and Capital Resources, continued
- - -------------------------------


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

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of June 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994 and, as a result of this subordination, the general partner currently anticipates that CAII will not receive any future Class B distributions related to the $1.1 million of Class B limited partner's capital shown on the accompanying Balance Sheets.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                    PART II.

                                OTHER INFORMATION


Item 1.   Legal Proceedings

          The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The general partners believe none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.


Item 6.   Exhibits and Reports on Form 8-K

          (a)     None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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



                                  LEASTEC INCOME FUND V
                                  A California Limited Partnership

                                  By:  CAI Partners Management Company


Dated: August 12, 1996            By:  /s/John E. Christensen
                                       ----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director