Form 10-Q
period 1996-09-30
LEASTEC INCOME FUND V
filed 1996-11-01
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------
Commission file number                           0-18555
                       ---------------------------------------------------------

             Leastec Income Fund V, A California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                  68-0136036
       ----------------                             --------------

(State of organization)                    (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                              80235
---------------------------------------                 ----------
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
                                      ---  -

                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1996


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.   Financial Statements (Unaudited)

            Balance Sheets-September 30, 1996 and December 31, 1995          3

            Statements of Income-Three and Nine months ended
            September 30, 1996 and 1995                                      4

            Statements of Cash Flows-Nine months ended
            September 30, 1996 and 1995                                      5

            Notes to Financial Statements                                    6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7-10


PART II.  OTHER INFORMATION


  Item 1.   Legal Proceedings                                                11

  Item 6.   Exhibits and Reports on Form 8-K                                 11

            Signature                                                        12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                             September 30,          December 31,
                                                  1996                  1995
                                             -------------          ------------

                                     ASSETS

Cash and cash equivalents                    $     853,714         $     446,663
Accounts receivable, net                            29,947               120,375
Equipment held for sale or lease                   141,823                59,534
Net investment in direct finance leases          1,293,410             1,803,274
Leased equipment, net                            1,179,125             2,989,764
                                             -------------         -------------

         Total assets                         $  3,498,019          $  5,419,610
                                              ============          ============


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities    $     165,634         $    235,847
  Payable to affiliates                              16,677               27,918
  Rents received in advance                          53,512               40,894
  Distributions payable to partners                 447,003              186,101
  Discounted lease rentals                          953,483            2,061,334
                                             --------------         ------------

     Total liabilities                            1,636,309            2,552,094
                                             --------------         ------------

PARTNERS' CAPITAL:
  General partner                                         -                    -
  Limited partners:
     Class A                                        690,966            1,729,272
     Class B                                      1,170,744            1,138,244
                                              -------------         ------------

     Total partners' capital                      1,861,710            2,867,516
                                              -------------         ------------

     Total liabilities and partners' capital   $  3,498,019          $ 5,419,610
                                               ============          ===========

   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                 Three months ended           Nine months ended
                                                    September 30,               September 30,
                                              ------------------------    -------------------------
                                                 1996           1995         1996           1995
                                              ----------     ---------    -----------    ----------
REVENUE:
  Operating lease rentals                     $  535,335     $ 729,031    $ 1,820,376    $ 2,621,424
  Direct finance lease income                     39,125        56,591        135,821        189,022
  Equipment sales margin                         410,394        20,364        501,248        156,165
  Interest income                                  7,058         1,853         14,845          9,646
                                              ----------     ---------    -----------    -----------

         Total revenue                           991,912       807,839      2,472,290      2,976,257
                                              ----------     ---------    -----------    -----------

EXPENSES:
  Depreciation and amortization                  236,637       441,363        985,777      1,561,429
  Provision for losses                                 -             -              -              -
  Management fees paid to general partner         35,622        45,384        122,242        159,838
  Interest on discounted lease rentals            26,252        63,245        102,551        225,634
  Direct services from general partner            13,795        16,474         49,297         59,278
  General and administrative                      53,417        44,035        269,702        155,085
                                              ----------     ---------    -----------    -----------

         Total expenses                          365,723       610,501      1,529,569      2,161,264
                                              ----------     ---------    -----------    -----------

NET INCOME                                    $  626,189     $ 197,338    $   942,721   $    814,993
                                              ==========     =========    ===========   ============

NET INCOME ALLOCATED:
  To the general partner                      $   45,789     $  19,747    $    96,841   $     77,960
  To the Class A limited partners                558,100       170,767        813,380        708,714
  To the Class B limited partner                  22,300         6,824         32,500         28,319
                                              ----------     ---------    -----------   ------------

                                              $  626,189     $ 197,338    $   942,721   $    814,993
                                              ==========     =========    ===========   ============

  Net income per weighted average Class A
       limited partner unit outstanding       $     2.82     $    0.86    $      4.10   $       3.58
                                              ==========     =========    ===========   ============

  Weighted average Class A limited partner
       units outstanding                         198,025       198,475        198,214        197,831
                                              ==========     =========    ===========   ============


   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                     --------------------------
                                                         1996          1995
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 3,202,527    $ 3,049,440
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on discounted lease rentals      (1,107,851)    (1,723,531)
  Redemptions of Class A limited partner units           (11,685)        (9,909)
  Distributions to partners                           (1,675,940)    (1,782,685)
                                                     -----------    -----------

Net cash used in financing activities                 (2,795,476)    (3,516,125)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            407,051       (466,685)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         446,663        702,210
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   853,714    $   235,525
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals          $   102,551    $   225,634












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


2.       Equipment Held for Sale or Re-lease
         -----------------------------------

         Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

3.       Bankrupt Lessee
         ---------------

         Anchor Glass filed for protection under Chapter 11 of the bankruptcy code on September 13, 1996. The aggregate net book value under two leases with this lessee was $598,525 at September 30, 1996. Potential outcomes are (i) the lessee affirms its leases and the Partnership collects all rents due under the leases or (ii) the lessee rejects the leases and returns the underlying equipment to the Partnership. If the leases are rejected and the equipment is returned to the Partnership or sold to a third party, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the leases, the Partnership would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, the amount of loss, if any, cannot be determined as of September 30, 1996. Regardless of the lessee's decision to accept or reject the leases, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position or results of operations.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                 Condensed Statements of                          Condensed Statements of
                               Income for the three months    The effect on      Income for the nine months    The effect on
                                   ended September 30,        net income of           ended September 30,      net income of
                               ---------------------------   changes between    ---------------------------   changes between
                                   1996           1995           periods            1996           1995           periods
                               ------------   ------------   ----------------   ------------   ------------   ---------------

Leasing margin                 $    311,571   $    281,014   $     30,557       $    867,869   $  1,023,383     $   (155,514)
Equipment sales margin              410,394         20,364        390,030            501,248        156,165          345,083
Interest income                       7,058          1,853          5,205             14,845          9,646            5,199
Management fees paid to
   general partner                  (35,622)       (45,384)         9,762           (122,242)      (159,838)          37,596
Direct services from general
    partner                         (13,795)       (16,474)         2,679            (49,297)       (59,278)           9,981
General and administrative          (53,417)       (44,035)        (9,382)          (269,702)      (155,085)        (114,617)
Provision for losses                      -              -              -                  -              -                -
                               ------------   ------------   ------------       ------------   ------------     ------------

Net income                     $    626,189   $    197,338   $    428,851       $    942,721   $    814,993     $    127,728
                               ============   ============   ============       ============   ============     ============


The Partnership is in its liquidation period, as defined in the Partnership Agreement, and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:


                                                                     Three months ended                  Nine months ended
                                                                        September 30,                      September 30,
                                                                ------------------------------      -----------------------------
                                                                    1996              1995              1996              1995
                                                                ------------      ------------      ------------      -----------

Operating lease rentals                                          $   535,335      $   729,031       $ 1,820,376       $ 2,621,424
Direct financing lease income                                         39,125           56,591           135,821           189,022
Depreciation and amortization                                       (236,637)        (441,363)         (985,777)       (1,561,429)
Interest expense on related discounted lease rentals                 (26,252)         (63,245)         (102,551)         (225,634)
                                                                 -----------      -----------       -----------       -----------

   Leasing margin                                                $   311,571      $   281,014       $   867,869       $ 1,023,383
                                                                 ===========      ===========       ===========       ===========

   Leasing margin ratio                                                   54%              36%               44%               36%
                                                                 ===========      ===========       ===========       ===========

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (continued)

LEASING MARGIN, (continued)

All components of leasing margin for the nine months ended September 30, 1996, compared to the comparable period of 1995, have declined and are expected to decline further, due to portfolio run-off.

Leasing margin ratio for both periods and leasing margin for the three months ended September 30, 1996 increased compared to the comparable period of 1995 primarily because of (a) remarketing activities, and (b) a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                                                      Three months ended                 Nine months ended
                                                                         September 30,                     September 30,
                                                                ----------------------------        ---------------------------
                                                                      1996          1995                1996            1995
                                                                ------------    ------------        ------------    -----------


Equipment sales revenue                                          $   775,840    $    44,102       $ 1,227,338       $   317,034
Cost of equipment sales                                             (365,446)       (23,738)         (726,090)         (160,869)
                                                                 -----------    -----------       -----------       -----------
   Equipment sales margin                                        $   410,394    $    20,364       $   501,248       $   156,165
                                                                 ===========    ===========       ===========       ===========


The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

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

No provision for losses were recorded during either the three and nine months ended September 30, 1996 or the corresponding periods in 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.


EXPENSES

General  and  administrative   expenses  increased  primarily  due  to  $107,928
reimbursed to the general partner during the second quarter 1996 for insurance costs related to prior years.

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

During the three months ended September 30, 1996, the Partnership declared distributions to the partners of $915,818 ($447,003 of which was paid in October
1996), all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partner has represented for the last several years, all distributions to the partners are expected to be a return of capital.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

Liquidity and Capital Resources, continued
-------------------------------

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

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of June 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994 and, as a result of this subordination, the general partner currently anticipates that CAII will not receive any future Class B distributions related to the $1.2 million of Class B limited partner's capital shown on the accompanying Balance Sheets.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                    PART II.

                                OTHER INFORMATION


Item 1.   Legal Proceedings

          The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The general partner believes none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.


Item 6.   Exhibits and Reports on Form 8-K

          (a)    None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

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



                                 LEASTEC INCOME FUND V
                                 A California Limited Partnership

                                 By:   CAI Partners Management Company


Dated: October 30, 1996          By:   /s/John E. Christensen
                                       ----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director