Form 10-K
period 1996-12-31
LEASTEC INCOME FUND V
filed 1997-03-07
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

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

                        Exhibit Index Appears on Page 33

                               Page 1 of 34 Pages

Item 1.  Business
         --------

Leastec Income Fund V, a California limited partnership (the "Partnership"), is engaged in the business of owning and leasing equipment. The Partnership's original general partners were Leastec Corporation ("Leastec") and CAI Partners Management Company, both of whom were affiliates of Capital Associates, Inc. ("CAI"). During 1988, CAI acquired all the outstanding stock of Leastec. In June 1990, CAI sold all of the stock of Leastec back to its original owners and, effective December 1990, Leastec resigned as a general partner. As a result, CAI Partners Management Company became the sole general partner of the Partnership.

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

Since its formation in 1987, the Partnership has acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of, but was not limited to, office technology and manufacturing equipment. The Partnership entered its liquidation period, as defined in the Partnership Agreement, during 1994. Accordingly, the Partnership did not purchase any equipment during 1996 or 1995 and it is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

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

The Partnership leases equipment to investment grade and noninvestment grade lessees. Since the Partnership's formation, approximately 49% of the Partnership's equipment under lease was leased to investment grade lessees or equivalent. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc., or (2) that has comparable credit ratings as determined by other recognized credit rating services or (3) which, if not rated by a recognized credit rating service, then in the opinion of the general partner, is of comparable credit quality. The Partnership may choose to manage its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

The Partnership leased equipment to a significant number of lessees. In 1996, Ralph's Grocery and Hughes Aircraft accounted for 33.71% and 18.56%, respectively, of total Partnership revenue in 1996. The Partnership is in its liquidation period. Therefore, as the portfolio runs off, the remaining lessees will make up an increasingly larger percentage of the total portfolio.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


Item 5.  Market for the  Partnership's  Common  Equity and  Related  Stockholder
         -----------------------------------------------------------------------
         Matters
         -------


(a) The Partnership's Class A limited partner units and Class B interest are not publicly traded. There is no established public trading market for such units and interest, and none is expected to develop.

 (b) As of December 31, 1996 the number of Class A limited partners was 4,447.

(c) During 1996, the Partnership made four (4) quarterly and twelve (12) monthly distributions (all of which constituted a return of capital) to Class A limited partners (note that investors may elect to receive distributions either monthly or quarterly), as follows:


                                                         Distributions Per
                                                       $250 Class A limited
                                                      partner unit (computed
                                                       on weighted average)
             For the                  Payment         ----------------------      Total
           Month Ended              Made During        Monthly     Quarterly  Distributions
           -----------              -----------        -------     ---------  -------------

           December 31, 1995        January 1996      $     .88    $    1.29     $  173,995
           January 31, 1996         February 1996           .53            -        105,009
           February 28, 1996        March 1996             1.41            -        280,024
           March 31, 1996           April 1996             1.84         3.78        364,912
           April 30, 1996           May 1996                .11            -         21,049
           May 31, 1996             June 1996               .11            -         20,963
           June 30, 1996            July 1996               .90         1.12        178,013
           July 31, 1996            August 1996             .60            -        118,976
           August 31, 1996          September 1996         1.77            -        349,840
           September 30, 1996       October 1996           2.03         4.40        401,214
           October 31, 1996         November 1996           .71            -        140,122
           November 30, 1996        December 1996           .71            -        140,122
                                                      ---------    ---------     ----------
                                                      $   11.60    $   10.59     $2,294,239
                                                      =========    =========     ==========


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

Item 5.  Market for the  Partnership's  Common  Equity and  Related  Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------

          Distributions for the month and quarter ended December 31, 1996, totaling $199,756, were paid to the Class A limited partners during January 1997. Distributions to the general partner and the Class B limited partner during 1996 are discussed in Item 13 of the Report, "Certain Relationships and Related Transactions".

          The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. Because the Partnership is in liquidation, as defined in the Partnership Agreement, cash distributions to the Class A limited partners will be based upon cash availability and will vary in 1997 (all of which is expected to be a return of capital).

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

          During 1995, the Partnership made four (4) quarterly and twelve (12) monthly distributions (all of which constituted a return of capital) to Class A limited partners, as follows:


                                                        Distributions Per
                                                       $250 Class A limited
                                                       partner unit (computed
                                                        on weighted average)
            For the                   Payment          ----------------------       Total
          Month Ended               Made During        Monthly     Quarterly    Distributions
          -----------               -----------        -------     ---------    -------------

          December 31, 1994         January 1995      $    1.25    $    3.75      $   401,879
          January 31, 1995          February 1995          1.25            -          177,054
          February 28, 1995         March 1995             1.25            -          160,157
          March 31, 1995            April 1995             1.25         3.75          397,447
          April 30, 1995            May 1995               0.63            -           85,650
          May 31, 1995              June 1995              0.63            -           88,505
          June 30, 1995             July 1995              0.63         1.89          196,964
          July 31, 1995             August 1995            0.63            -           88,506
          August 31, 1995           September 1995         0.63            -           88,506
          September 30, 1995        October 1995           0.63         1.89          198,187
          October 31, 1995          November 1995          0.15            -           21,002
          November 30, 1995         December 1995          0.26            -           35,003
                                                      ---------    ---------      -----------
                                                      $    9.19    $   11.28      $ 1,938,860
                                                      =========    =========      ===========

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to 1996 through 1992. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.


                                                                                 Years Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                           1996            1995             1994            1993            1992
                                                           ----            ----             ----            ----            ----

Total revenue                                          $  2,951,127    $  3,914,124    $  6,471,208    $  9,789,449    $ 13,378,647

Net income (loss)                                         1,123,494       1,057,734       1,107,121       1,040,550      (1,344,759)

Net income (loss) per weighted average
 Class A limited partner unit outstanding                      4.86            4.70            3.99            3.05           (8.41)

Total assets                                              2,832,713       5,419,610       8,689,668      16,766,103      24,528,404

Discounted lease rentals                                    721,550       2,061,334       4,231,393       6,518,735       7,216,053

Distributions declared to partners                        2,442,105       1,801,042       5,624,247       8,152,711       7,678,485

Distributions declared per weighted
  average Class A limited partner unit                        11.71            8.64           26.17           37.48           35.00



Item 7.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         ----------------------------------------------------------------------
         Results of Operations
         ---------------------


Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                                   Condensed                                  Condensed
                                               Statements of Income                      Statements of Income
                                                  for the years         The effect on        for the years            The effect on
                                                ended December 31,      net income of      ended December 31,         net income of
                                           --------------------------     changes       -------------------------      changes
                                              1996            1995      between years      1995          1994         between years
                                           -----------    -----------   -------------   -----------    -----------   --------------

     Leasing margin                        $ 1,110,749    $ 1,349,914      $ (239,165)  $ 1,349,914    $ 1,248,885    $   101,029
     Equipment sales margin                    525,245        183,660         341,585       183,660        644,151       (460,491)
     Interest income                            20,203         11,760           8,443        11,760         31,232        (19,472)
     Provision for losses                            -              -               -             -       (108,615)       108,615
     Management fees paid to general
       partner                                (169,573)     (212,268)          42,695      (212,268)      (325,641)       113,373
     Direct services from general partner      (66,223)      (73,966)           7,743       (73,966)       (91,975)        18,009
     General and administrative expenses      (296,907)     (201,366)         (95,541)     (201,366)      (290,916)        89,550
                                           ------------  ------------      ----------   ------------   ------------   -----------

     Net income                            $  1,123,494   $ 1,057,734      $   65,760   $ 1,057,734    $ 1,107,121    $   (49,387)
                                           ============   ===========      ==========   ===========    ===========    ===========

Item7.   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------


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


LEASING MARGIN

Leasing margin consists of the following:

                                                                  Years Ended December 31,
                                                       ------------------------------------------
                                                           1996            1995           1994
                                                           ----            ----           ----

Operating lease rentals                                $ 2,238,530     $ 3,459,761    $ 5,427,945
Direct finance lease income                                167,149         258,943        367,880
Depreciation and amortization                           (1,172,100)     (2,090,097)    (4,026,511)
Interest expense on related discounted lease rentals      (122,830)       (278,693)      (520,429)
                                                       -----------     -----------    -----------

  Leasing margin                                       $ 1,110,749     $ 1,349,914    $ 1,248,885
                                                       ===========     ===========    ===========

  Leasing margin ratio                                          46%             36%            22%
                                                                ==              ==             ==


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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:
                                             Years Ended December 31,
                                  ---------------------------------------------
                                      1996             1995              1994
                                      ----             ----              ----

Equipment sales revenue           $ 1,228,238      $   378,905      $ 1,747,881
Cost of equipment sales              (702,993)        (195,245)      (1,103,730)
                                  -----------      -----------      -----------
Equipment sales margin            $   525,245      $   183,660      $   644,151
                                  ===========      ===========      ===========

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly the timing and amount of equipment sales cannot be projected accurately.

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

No   provision   for  losses  were   recorded   in  1996  or  1995   because  no
other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's asset.

The provisions for losses for 1994 related to identified other-than-temporary losses in value of off-lease equipment, principally telecommunications equipment and semiconductor manufacturing equipment.

EXPENSES

Management fees paid to the general partner and direct services from the general partner decreased primarily as a result of portfolio run-off.

General  and  administrative   expenses  increased  primarily  due  to  $107,928
reimbursed to the general partner during the second quarter of 1996 for insurance costs related to prior years.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. Government securities pending distributions to the partners.

During 1996, 1995 and 1994, the Partnership declared distributions to the partners of $2,442,105, $1,801,042 and $5,624,247, respectively, all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partner has represented for the last several years, all distributions to the partners are expected to be a return of capital.

The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. Because the Partnership is in liquidation, as defined in the Partnership Agreement, cash distributions to the Class A limited partners will be based upon cash availability and will vary in 1997 (all of which is expected to be a return of capital).

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                           Index to Financial Statements and
                           Financial Statement Schedule

                                                                           Page
         Financial Statements                                             Number
         --------------------                                             ------

                  Independent Auditors' Report                              11

                  Balance Sheets at December 31, 1996 and 1995              12

                  Statements of Income for the years ended
                    December 31, 1996, 1995 and 1994                        13

                  Statements of Partners' Capital for the years
                    ended December 31, 1996, 1995 and 1994                  14

                  Statements of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994                        15

                  Notes to Financial Statements                            16-26

         Financial Statement Schedule
         ----------------------------

                  Independent Auditors' Report                              27

                  Schedule II - Valuation and Qualifying Accounts           28

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
LEASTEC INCOME FUND V,
    A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Leastec Income Fund V, a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund V, a California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       /s/KPMG Peat Marwick LLP
                                       ------------------------
                                       KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS

                                     ASSETS

                                                               December 31,
                                                         -----------------------
                                                             1996         1995
                                                             ----         ----

Cash and cash equivalents                                $  465,217   $  446,663
Accounts receivable, net of allowance for
    doubtful accounts of $22,374 in 1996 and 1995           122,357      120,375
Equipment held for sale or re-lease                         128,696       59,534
Net investment in direct finance leases                   1,105,111    1,803,274
Leased equipment, net                                     1,011,332    2,989,764
                                                         ----------   ----------
          Total assets                                   $2,832,713   $5,419,610
                                                         ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities            $  283,321   $  235,847
     Payable to affiliates                                   31,361       27,918
     Rents received in advance                               34,242       40,894
     Distributions payable to partners                      225,019      186,101
     Discounted lease rentals                               721,550    2,061,334
                                                         ----------   ----------
        Total liabilities                                 1,295,493    2,552,094
                                                         ----------   ----------

PARTNERS' CAPITAL:
     General partner                                              -            -
     Limited partners:
         Class A authorized 220,000 units; issued and
         outstanding, 198,025 and 198,475 units in
         1996 and 1995, respectively                        360,500    1,729,272
         Class B                                          1,176,720    1,138,244
                                                         ----------   ----------
        Total partners' capital                           1,537,220    2,867,516
                                                         ----------   ----------

          Total liabilities and partners' capital        $2,832,713   $5,419,610
                                                         ==========   ==========






                 See accompanying notes to financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME


                                                     Years ended December 31,
                                               ------------------------------------
                                                  1996         1995         1994
                                                  ----         ----         ----

REVENUE:
     Operating lease rentals                   $2,238,530   $3,459,761   $5,427,945
     Direct finance lease income                  167,149      258,943      367,880
     Equipment sales margin                       525,245      183,660      644,151
     Interest income                               20,203       11,760       31,232
                                               ----------   ----------   ----------
        Total revenue                           2,951,127    3,914,124    6,471,208
                                               ----------   ----------   ----------

EXPENSES:
     Depreciation and amortization              1,172,100    2,090,097    4,026,511
     Provision for losses                               -            -      108,615
     Management fees paid to general partner      169,573      212,268      325,641
     Interest on discounted lease rentals         122,830      278,693      520,429
     Direct services from general partner          66,223       73,966       91,975
     General and administrative                   296,907      201,366      290,916
                                               ----------   ----------   ----------
        Total expenses                          1,827,633    2,856,390    5,364,087
                                               ----------   ----------   ----------

NET INCOME                                     $1,123,494   $1,057,734   $1,107,121
                                               ==========   ==========   ==========

NET INCOME ALLOCATED:
     To the general partner                    $  122,105   $   90,066   $  281,212
     To the Class A limited partners              962,913      930,488      794,172
     To the Class B limited partner                38,476       37,180       31,737
                                               ----------   ----------   ----------

                                               $1,123,494   $1,057,734   $1,107,121
                                               ==========   ==========   ==========

Net income per weighted average
    Class A limited partner unit outstanding   $     4.86   $     4.70   $     3.99
                                               ==========   ==========   ==========

Weighted average Class A limited partner
         units outstanding                        198,166      197,993      198,984
                                               ==========   ==========   ==========






                 See accompanying notes to financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1996, 1995 and 1994


                                                                        Class A
                                                                        Limited          Class A         Class B
                                                      General           Partner          Limited         Limited
                                                      Partner            Units          Partners         Partner           Total
                                                      -------           -------         --------         -------           -----

Partners' capital January 1, 1994                   $         -          199,195      $ 6,952,705      $ 1,205,043      $ 8,157,748

Redemptions                                                   -             (480)         (19,889)               -          (19,889)
Net income                                              281,212                -          794,172           31,737        1,107,121
Distributions declared to partners                     (281,212)               -       (5,207,319)        (135,716)      (5,624,247)
                                                    -----------      -----------      -----------      -----------      -----------

Partners' capital December 31, 1994                           -          198,715        2,519,669        1,101,064        3,620,733

Redemptions                                                   -             (240)          (9,909)               -           (9,909)
Net income                                               90,066                -          930,488           37,180        1,057,734
Distributions declared to partners                      (90,066)               -       (1,710,976)               -       (1,801,042)
                                                    -----------      -----------      -----------      -----------      -----------

Partners' capital December 31, 1995                           -          198,475        1,729,272        1,138,244        2,867,516

Redemptions                                                   -             (450)         (11,685)               -          (11,685)
Net income                                              122,105                -          962,913           38,476        1,123,494
Distributions declared to partners                     (122,105)               -       (2,320,000)               -       (2,442,105)
                                                    -----------      -----------      -----------      -----------      -----------

Partners' capital, December 31, 1996                $         -          198,025      $   360,500      $ 1,176,720      $ 1,537,220
                                                    ===========      ===========      ===========      ===========      ===========














                 See accompanying notes to financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                                                                 Years ended December 31,
                                                                                      ---------------------------------------------
                                                                                          1996             1995              1994
                                                                                          ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ 1,123,494      $ 1,057,734      $ 1,107,121
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                  1,172,100        2,090,097        4,026,511
         Provision for losses                                                                   -                -          108,615
         Cost of equipment sales                                                          702,993          163,835        1,112,008
         Recovery of investment in direct finance leases                                  640,280          714,250          655,892
         Changes in assets and liabilities:
           Decrease in accounts receivable                                                 90,078           46,330          372,105
           Increase (decrease) in accounts payable and accrued liabilities                 47,474          (35,678)        (204,310)
           Decrease in rents received in advance                                           (6,652)         (57,143)        (150,373)
           Increase (decrease) in payable to affiliates                                     3,443            1,620          (17,727)
                                                                                      -----------      -----------      -----------
Net cash provided by operating activities                                               3,773,210        3,981,045        7,009,842
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from discounting of lease rentals                                                 -                -          616,512
     Principal payments on discounted lease rentals                                    (1,339,784)      (2,170,059)      (2,903,854)
     Distributions to partners                                                         (2,403,187)      (2,056,624)      (6,360,805)
     Redemptions of limited partner units                                                 (11,685)          (9,909)         (19,889)
                                                                                      -----------      -----------      -----------
Net cash used in financing activities                                                  (3,754,656)      (4,236,592)      (8,668,036)
                                                                                      -----------      -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  18,554         (255,547)      (1,658,194)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            446,663          702,210        2,360,404
                                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $   465,217      $   446,663      $   702,210
                                                                                      ===========      ===========      ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                        $   122,830      $   278,693      $   520,429










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

         During  the  Distribution   Period,   as  defined  in  the  Partnership
         Agreement, cash distributions are to be made as follows:

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Partnership Cash Distributions and Allocations of Profit and Loss,
     -----------------------------------------------------------------
     continued

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

         On October 21, 1988, the partners amended the Partnership Agreement to admit CAII, as the Class B limited partner. CAII made its first required capital contribution in 1989. The amendment provided for the distribution of a share of available cash and liquidation proceeds to the Class B limited partner, but did not provide for the allocation of a corresponding share of profits or losses to the Class B limited partner. In the years ended December 31, 1987 and 1988, the Partnership allocated profits and losses to the general partner and the Class A limited partners in accordance with the then applicable provisions of the Partnership Agreement. In the years ended December 31, 1989 and 1990, the Partnership treated the Class B limited partner as a Class A limited partner for purposes of allocations of profits and losses. In the years ended December 31, 1991 and 1992, the Partnership allocated profits and losses among the partners in the manner provided for in an amendment adopted by the Partnership in the first quarter of 1992, discussed in the following paragraph, which allocation methodology approximates the allocation methodology employed in 1989 and 1990.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

         Federal Income Tax Basis Profits and Losses, continued
         -------------------------------------------

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

     Recently Issued Financial Accounting Standards

         The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate. The adoption of this statement did not have a material effect on the Partnership's financial condition or results of operations.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Lease Accounting

         Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

     The Partnership's accounting methods and their financial reporting effects are described below.

         Net Investment in Direct Financing Leases ("DFLs")

              The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.


         Equipment on Operating Leases ("OLs")

              The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

         Equipment on Operating Leases ("OLs"), continued

              In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

         Non-recourse Discounting of Rentals

              The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

         Allowance for Losses

              An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

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

              Cash equivalents of $428,000 and $440,000 at December 31, 1996 and 1995, respectively, are comprised of an investment in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

         Equipment Held for Sale or Re-lease

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

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1996 and 1995 were:

                                                      1996              1995
                                                      ----              ----

     Minimum lease payments receivable            $   772,923       $ 1,500,213
     Estimated residual values                        451,697           589,719
     Less unearned income                            (119,509)         (286,658)
                                                  -----------       -----------
     Total                                        $ 1,105,111       $ 1,803,274
                                                  ===========       ===========

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


3.    Leased Equipment
      ----------------

      The Partnership's investment in equipment on operating leases by major classes as of December 31, 1996 and 1995 were:
                                                      1996               1995
                                                      ----               ----

      Transportation and industrial equipment    $  1,267,779      $  6,282,988
      Office furniture and equipment                2,844,991         2,681,979
      Compuers and peripherals                      1,054,671         1,535,014
      Other                                           985,359         1,843,416
                                                 ------------      ------------
                                                    6,152,800        12,343,397
      Less:
       Accumulated depreciation                    (4,510,576)       (8,674,997)
       Allowance for losses                          (630,892)         (678,636)
                                                 ------------      ------------
                                                 $  1,011,332      $  2,989,764
                                                 ============      ============

      Depreciation  expense for 1996, 1995 and 1994 was  $1,172,100,  $2,090,097 and $4,026,511, respectively.

4.    Future Minimum Lease Payments
      -----------------------------

      Future minimum lease receivable from noncancelable leases as of December 31, 1996 are as follows:

         Year Ending December 31                     DFLs              OLs
         -----------------------                 ---------         ---------

                  1997                           $ 514,634         $ 403,407
                  1998                             258,289           450,972
                                                 ---------         ---------
                  Total                          $ 772,923         $ 854,379
                                                 =========         =========

5.    Discounted Lease Rentals
      ------------------------

      Discounted lease rentals outstanding at December 31, 1996 bear interest at rates primarily ranging between 5% and 12%. Aggregate maturities of such non-recourse obligations are as follows:

         Year Ending December 31
         -----------------------


                  1997                           $ 482,394
                  1998                             239,156
                                                 ---------
                  Total                          $ 721,550
                                                 =========

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


6.    Transactions With the General Partner and Affiliates
      ----------------------------------------------------


      Management Fees
      ---------------

      The general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of (a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services as permitted under the Partnership Agreement. Such fees totaled $169,573, $212,268 and $325,641 in 1996, 1995 and 1994, respectively.


      Direct Services
      ---------------

      The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $66,223, $73,966 and $91,975 in 1996, 1995 and 1994, respectively.


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


7.    Tax Information (Unaudited)
      --------------

      The following reconciles net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31,:

                                                       1996            1995            1994
                                                       ----            ----            ----

      Net income (loss) per financial statements    $ 1,123,496    $ 1,057,734    $ 1,107,121
           Differences due to:
             Direct finance leases                      560,141        714,250        288,012
             Depreciation                               (17,966)       302,792       (104,704)
             Provision for losses                             -              -        100,989
             Gain (loss) on sale of equipment           296,780        (72,043)       (87,995)
             Other                                       74,033        (64,961)       (56,354)
                                                    -----------    -----------    -----------

           Partnership income for
               federal income tax purposes          $ 2,036,484    $ 1,937,772    $ 1,247,069
                                                    ===========    ===========    ===========


     As of December 31, 1996, the partners' capital accounts per the financial statements totaled $1,537,220 compared to partners' capital accounts for federal income tax purposes of $5,184,715 (unaudited). The difference arises primarily from commissions reported as a reduction in partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation, and provisions for losses.


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

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1996 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
LEASTEC INCOME FUND V
    A CALIFORNIA LIMITED PARTNERSHIP:

Under date of January 31, 1997, we reported on the balance sheets of Leastec Income Fund V, a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Partnership's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

                                       /s/KPMG Peat Marwick LLP
                                       ------------------------
                                       KPMG PEAT MARWICK LLP


Denver, Colorado
January 31, 1997

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                             COLUMN B                COLUMN C                     COLUMN D          COLUMN E
--------                             --------       -------------------------------       --------          --------
                                                                     Additions
                                     Balance at       Additions      (Deductions)                            Balance
                                     Beginning       Charged to       Charged to                             at end
Classification                       of Period        Expenses       Other Accounts       Deductions        of Period
--------------                    ---------------   ------------    ----------------   --------------      ------------
                                                                          (1)               (2)

         1996
---------------------

Allowance for losses:
  Accounts receivable                 $   22,374   $            -    $            -    $              -    $    22,374
  Equipment on operating leases          678,636                -           (47,744)                  -        630,892
                                      ----------   --------------    --------------    -----------------   -----------

          Totals                      $  701,010   $            -    $      (47,744)   $              -    $   653,266
                                      ==========   ==============     =============    ================    ===========



         1995
---------------------

Allowance for losses:
  Accounts receivable                 $   22,374   $            -    $            -    $             -     $    22,374
  Equipment on operating leases          671,937                -             6,700                  -         678,636
                                      ----------   --------------    ---------------   ---------------     -----------

          Totals                      $  694,311   $            -    $        6,700    $             -     $   701,010
                                      ==========   ==============    ==============    ===============     ===========


         1994
---------------------

Allowance for losses:
  Accounts receivable                 $  261,148   $            -    $     (238,774)   $              -    $    22,374
  Equipment on operating leases          393,285          108,615           170,037                   -        671,937
                                      ----------   --------------    --------------    ----------------    -----------

          Totals                      $  654,433   $      108,615     $     (68,737)   $              -    $   694,311
                                      ==========   ==============     =============    ================    ===========




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

    Robert A. Golden            Vice President and Director

    David J. Anderson           Chief Accounting Officer and Secretary


JOHN F. OLMSTEAD, age 52, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

         ---------------------------------------------------

DENNIS J. LACEY, age 43, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

JOHN E. CHRISTENSEN, age 49, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

ANTHONY M. DIPAOLO, age 37, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

DANIEL J. WALLER, age 38, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

RICHARD H. ABERNETHY, age 42, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 41, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

         ---------------------------------------------------

ROBERT A. GOLDEN, age 51, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

DAVID J. ANDERSON, age 43, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1996.


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

            The names and addresses of the general partner and the Class B limited partner are as follows:

            General Partner
            ---------------

            CAI Partners Management Company
            7175 West Jefferson Avenue
            Suite 4000
            Lakewood, Colorado 80235

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

            Class B Limited Partner
            -----------------------

            Capital Associates International, Inc.
            7175 West Jefferson Avenue
            Suite 4000
            Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1996.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1996.

Management Fee
--------------

The general partner receives a monthly fee as compensation for services rendered in connection with the management of the Partnership's equipment in an amount equal to the lesser of (i) 5.0% of gross rentals received by the Partnership (but limited to 2.0% of gross rentals received in the case of full payout leases), or (ii) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. The general partner earned $169,573 of management fees during 1996.

Disposition Fee
---------------

The general partner earns a subordinated fee with respect to each sale of equipment in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 2% of the gross equipment sale price. The disposition fee has not and will not be paid to the general partner until the Class A Limited Partners have received cash distributions in an amount equal to their capital contributions plus 8% annual cumulative return compounded daily on their adjusted capital contributions, calculated from and after the first day of the month following the month that each Class A Limited Partner is admitted to the Partnership. The Partnership did not accrue any disposition fees in 1996 as it is anticipated that the limited partners will not recover the aforementioned amounts.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. The general partner received $66,223 of expense reimbursements during 1996.

The general partner receives 5.0% of Partnership cash distributions and is allocated certain Partnership income or loss relating to its general partner interest in the Partnership. Distributions paid and income allocated to the general partner totaled $108,947 and $122,105, respectively, for 1996. Distributions paid and income allocated to the Class B limited partner were $0 and $38,476, respectively, for 1996.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a)
     and
     (d)    The following documents are filed as part of this Report:

            1.    Financial Statements

            2.    Financial Statement Schedule

     (b) There were no reports on Form 8-K filed during the three months ended December 31, 1996.

     (c)    Exhibits required to be filed.

            Exhibit Number                   Exhibit Name
            --------------                   ------------

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

Dated:   March 7, 1997                  Leastec Income Fund V,
                                        A California Limited Partnership
                                        By:      CAI Partners Management Company

                                        By:      /s/John F. Olmstead
                                                 ----------------------
                                                 John F. Olmstead
                                                 President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 7, 1997.

Signature                                   Title


/s/John F. Olmstead
------------------------
John F. Olmstead                President and Director

/s/Dennis J. Lacey
------------------------
Dennis J. Lacey                 Senior Vice President and Director


/s/John E. Christensen
------------------------
John E. Christensen             Senior Vice President, Principal Financial
                                and Chief Administrative Officer and Director

/s/Anthony M. DiPaolo
------------------------
Anthony M. DiPaolo              Senior Vice President, Assistant Secretary
                                and Director

/s/Daniel J. Waller
------------------------
Daniel J. Waller                Vice President and Director


/s/Richard H. Abernethy
------------------------
Richard H. Abernethy            Vice President and Director


/s/John A. Reed
------------------------
John A. Reed                    Vice President, Assistant Secretary and Director

/s/Robert A. Golden
------------------------
Robert A. Golden                Vice President and Director


/s/David J. Anderson
------------------------
David J. Anderson               Chief Accounting Officer and Secretary