Form 10-Q
period 1997-03-31
LEASTEC INCOME FUND V
filed 1997-05-05
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                               -------------------------------------------------

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

 7175 West Jefferson Avenue, Suite 4000
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
                                       -----    -----

                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1997


                                Table of Contents
                                -----------------


PART I.    FINANCIAL INFORMATION                                           PAGE
                                                                           ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-March 31, 1997 and December 31, 1996           3

              Statements of Income-Three months ended
              March 31, 1997 and 1996                                       4

              Statements of Cash Flows-Three months ended
              March 31, 1997 and 1996                                       5

              Notes to Financial Statements                                 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                7-10


PART II.          OTHER INFORMATION


     Item 1.  Legal Proceedings                                            11

     Item 6.  Exhibits and Reports on Form 8-K                             11

              Signature                                                    12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                         March 31,  December 31,
                                                            1997         1996
                                                        ----------- ------------

Cash and cash equivalents                               $  373,022   $  465,217
Accounts receivable, net                                     1,945      122,357
Equipment held for sale or re-lease                        128,696      128,696
Net investment in direct finance leases                    945,944    1,105,111
Leased equipment, net                                      857,795    1,011,332
                                                        ----------   ----------
          Total assets                                  $2,307,402   $2,832,713
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities           $  160,215   $  283,321
     Payable to affiliates                                  17,302       31,361
     Rents received in advance                               4,000       34,242
     Distributions payable to partners                     263,350      225,019
     Discounted lease rentals                              587,739      721,550
                                                        ----------   ----------
        Total liabilities                                1,032,606    1,295,493
                                                        ----------   ----------

Partners' capital:
     General partner                                             -            -
     Limited partners:
         Class A                                            90,869      360,500
         Class B                                         1,183,927    1,176,720
                                                        ----------   ----------
        Total partners' capital                          1,274,796    1,537,220
                                                        ----------   ----------

          Total liabilities and partners' capital       $2,307,402   $2,832,713
                                                        ==========   ==========







   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
Revenue:
  Operating lease rentals                                   $315,158    $643,132
  Direct finance lease income                                 27,659      51,066
  Equipment sales margin                                      65,175       1,290
  Interest income                                              4,175       5,633
                                                            --------    --------

         Total revenue                                       412,167     701,121
                                                            --------    --------

Expenses:
  Depreciation and amortization                              104,801     386,184
  Provision for losses                                             -           -
  Management fees paid to general partner                     23,582      43,181
  Interest on discounted lease rentals                        15,815      42,981
  Direct services from general partner                        14,274      17,361
  General and administrative                                  42,435      42,585
                                                            --------    --------

         Total expenses                                      200,907     532,292
                                                            --------    --------

Net income                                                  $211,260    $168,829
                                                            ========    ========

Net income allocated:
  To the general partner                                    $ 23,684    $ 39,471
  To the Class A limited partners                            180,369     124,388
  To the Class B limited partner                               7,207       4,970
                                                            --------    --------
                                                            $211,260    $168,829
                                                            ========    ========

  Net income per weighted average Class A
       limited partner unit outstanding                     $   0.91    $   0.63
                                                            ========    ========

  Weighted average Class A limited partner
       units outstanding                                     198,025     198,465
                                                            ========    ========


   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                           Three months ended
                                                                March 31,
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    -----------

Net cash provided by operating activities            $   476,970    $ 1,031,899
                                                     -----------    -----------

Cash flows from financing activities:

  Principal payments on discounted lease rentals        (133,811)      (437,034)
  Redemptions of Class A limited partner units                 -         (2,165)
  Distributions to partners                             (435,354)      (571,133)
                                                     -----------    -----------

         Net cash used in financing activities          (569,165)    (1,010,332)
                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents     (92,195)        21,567

Cash and cash equivalents at beginning of period         465,217        446,663
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   373,022    $   468,230
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals          $    15,815    $    42,981










   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's 1996 Form 10-K. For further information, refer to the financial statements of Leastec Income Fund V, a California Limited Partnership (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"), previously filed with the Securities and Exchange Commission.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                              Condensed
                                         Statements of Income
                                         for the three months     The effect on
                                           ended March 31,        net income of
                                       ----------------------    changes between
                                          1997         1996          periods
                                       ---------    ---------    ---------------

Leasing margin                         $ 222,201    $ 265,033      $ (42,832)
Equipment sales margin                    65,175        1,290         63,885
Interest income                            4,175        5,633         (1,458)
Management fees paid to
  general partner                        (23,582)     (43,181)        19,599
Direct services from
  general partner                        (14,274)     (17,361)         3,087
General and administrative
  expenses                               (42,435)     (42,585)           150
Provision for losses                           -            -              -
                                       ---------    ---------      ---------
  Net income                           $ 211,260    $ 168,829      $  42,431
                                       =========    =========      =========

The Partnership is in its liquidation period as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:

                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                          1997         1996
                                                       ---------     ---------

Operating lease rentals                                $ 315,158     $ 643,132
Direct finance lease income                               27,659        51,066
Depreciation and amortization                           (104,801)     (386,184)
Interest expense on related discounted lease rentals     (15,815)      (42,981)
                                                       ---------     ---------
     Leasing margin                                    $ 222,201     $ 265,033
                                                       =========     =========

     Leasing margin ratio                                     65%           38%
                                                              ==            ==

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

LEASING MARGIN, (continued)

All components of leasing margin for the three months ended March 31, 1997, compared to the comparable period of 1996, have declined and are expected to decline further, due to portfolio run-off.

Leasing margin ratio for the three months ended March 31, 1997 increased compared to the comparable period of 1996 primarily because of remarketing activities.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate movements in the capital market). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during that period reflect that low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

Annual average 5-year U.S. Treasury Yield

         Year                               Yield
         ----                               -----

         1990                                8.37
         1991                                7.37
         1992                                6.19
         1993                                5.14
         1994                                6.69
         1995                                6.53
         1996                                6.18

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                          1997         1996
                                                       ---------     ---------

Equipment sale revenue                                 $ 101,175      $ 288,290
Cost of equipment sales                                  (36,000)      (287,000)
                                                       ---------      ---------
     Equipment sales margin                            $  65,175      $   1,290
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

No provision for losses were recorded during the three months ended March 31, 1997 or the corresponding periods in 1996 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

Management fees paid to the general partner decreased primarily as a result of portfolio run-off.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. government securities pending distributions to the partners.

During the three months ended March 31, 1997, the Partnership declared distributions to the partners of $473,684 ($263,350 of which was paid in April
1997), all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partner has represented for the last several years, all distributions to the partners are expected to be a return of capital.

The general partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales during the remainder of 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund distributions to the Class A limited partners. Because the Partnership is in liquidation, as defined in the Partnership Agreement, cash distributions to the Class A limited partners will be based upon cash availability and will vary for the remainder of 1997 (all of which is expected to be a return of capital).

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Liquidity and Capital Resources, continued
-------------------------------

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)    None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1997.

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



                              LEASTEC INCOME FUND V
                              A California Limited Partnership

                              By:      CAI Partners Management Company


Dated:    May 5, 1997         By:      /s/Anthony M. DiPaolo
                                       ---------------------
                                       Anthony M. DiPaolo
                                       Senior Vice President