Form 10-Q
period 1997-06-30
LEASTEC INCOME FUND V
filed 1997-08-12
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1997
                               -------------------------------------------------

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



        Registrant's telephone number, including area code (303) 980-1000
                                                           --------------

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

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1997


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-June 30, 1997 and December 31, 1996             3

              Statements of Income-Three and Six months ended
              June 30, 1997 and 1996                                         4

              Statements of Cash Flows-Six months ended
              June 30, 1997 and 1996                                         5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-10


PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings                                             11

     Item 6.  Exhibits and Reports on Form 8-K                              11

              Signature                                                     12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                         June 30,   December 31,
                                                          1997         1996
                                                       ----------   ------------
Cash and cash equivalents                              $  357,757     $  465,217
Accounts receivable, net                                   11,229        122,357
Equipment held for sale or re-lease                       128,696        128,696
Net investment in direct finance leases                   758,254      1,105,111
Leased equipment, net                                     723,696      1,011,332
                                                       ----------     ----------
Total assets                                           $1,979,632     $2,832,713
                                                       ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities             $  163,575     $  283,321
  Payable to affiliates                                    12,012         31,361
  Rents received in advance                                     -         34,242
  Distributions payable to partners                       136,894        225,019
  Discounted lease rentals                                478,083        721,550
                                                       ----------     ----------
  Total liabilities                                       790,564      1,295,493
                                                       ----------     ----------

PARTNERS' CAPITAL:
  General partner                                               -              -
  Limited partners:
    Class A                                                   367        360,500
    Class B                                             1,188,701      1,176,720
                                                       ----------     ----------
  Total partners' capital                               1,189,068      1,537,220
                                                       ----------     ----------

  Total liabilities and partners' capital              $1,979,632     $2,832,713
                                                       ==========     ==========







   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                         Three months ended                   Six months ended
                                                              June 30,                           June 30,
                                                  -----------------------------         -----------------------------
                                                     1997               1996               1997               1996
                                                  ----------         ----------         ----------         ----------
REVENUE:
  Operating lease rentals                         $  312,251         $  641,909         $  627,409         $1,285,041
  Direct financing lease income                       23,872             45,630             51,531             96,696
  Equipment sales margin                              56,775             89,564            121,950             90,854
  Interest income                                      2,918              2,154              7,093              7,787
                                                  ----------         ----------         ----------         ----------

    Total revenue                                    395,816            779,257            807,983          1,480,378
                                                  ----------         ----------         ----------         ----------

EXPENSES:
  Depreciation and amortization                      137,683            362,956            242,484            749,140
  Provision for losses                                     -                  -                  -                  -
  Management fees paid to general partner             25,063             43,439             48,645             86,620
  Interest on discounted lease rentals                13,228             33,318             29,043             76,299
  Direct services from general partner                18,470             18,141             32,744             35,502
  General and administrative                          66,047            173,700            108,482            216,285
                                                  ----------         ----------         ----------         ----------

    Total expenses                                   260,491            631,554            461,398          1,163,846
                                                  ----------         ----------         ----------         ----------

NET INCOME                                        $  135,325         $  147,703         $  346,585         $  316,532
                                                  ==========         ==========         ==========         ==========

NET INCOME ALLOCATED:
  To the general partner                          $   11,053         $   11,581         $   34,737         $   51,052
  To the Class A limited partners                    119,498            130,892            299,867            255,280
  To the Class B limited partner                       4,774              5,230             11,981             10,200
                                                  ----------         ----------         ----------         ----------

                                                  $  135,325         $  147,703         $  346,585         $  316,532
                                                  ==========         ==========         ==========         ==========

Net income per weighted average Class A
limited partner unit outstanding                  $      .60         $      .66         $     1.51         $     1.29
                                                  ==========         ==========         ==========         ==========

Weighted average Class A limited partner
units outstanding                                    198,025            198,151            198,025            198,308
                                                  ==========         ==========         ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six months ended
                                                              June 30,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $   918,869    $ 1,754,148
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals        (243,467)      (835,015)
  Redemptions of Class A limited partner units                 -        (10,248)
  Distributions to partners                             (782,862)    (1,017,558)
                                                     -----------    -----------

Net cash used in financing activities                 (1,026,329)    (1,862,821)
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (107,460)      (108,673)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         465,217        446,663
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   357,757    $   337,990
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid on discounted lease rentals            $    29,043    $    76,299









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

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:




                                                Condensed Statements                          Condensed Statements
                                                   of Income for           The effect on         of Income for         The effect on
                                                  the three months           net income          the six months          net income
                                                   ended June 30,            of changes          ended June 30,          of changes
                                             --------------------------       between      --------------------------     between
                                                 1997          1996           periods         1997          1996          periods
                                             ------------  ------------    -------------   ------------  ------------  -------------

Leasing margin                                $ 185,212     $ 291,265        $(106,053)     $ 407,413     $ 556,298      $(148,885)
Equipment sales margin                           56,775        89,564          (32,789)       121,950        90,854         31,096
Interest income                                   2,918         2,154              764          7,093         7,787           (694)
Management fees paid to general partner         (25,063)      (43,439)          18,376        (48,645)      (86,620)        37,975
Direct services from general partner            (18,470)      (18,141)            (329)       (32,744)      (35,502)         2,758
General and administrative                      (66,047)     (173,700)         107,653       (108,482)     (216,285)       107,803
Provision for losses                                  -             -                -              -             -              -
                                              ---------     ---------        ---------      ---------     ---------      ---------

Net income                                    $ 135,325     $ 147,703        $ (12,378)     $ 346,585     $ 316,532      $  30,053
                                              =========     =========        =========      =========     =========      =========


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

LEASING MARGIN

Leasing margin consists of the following:



                                                              Three months ended              Six months ended
                                                                   June 30,                        June 30,
                                                        ---------------------------      ------------------------------
                                                            1997           1996              1997              1996
                                                        ------------   ------------      ------------      ------------

Operating lease rentals                                 $   312,251    $   641,909       $   627,409       $ 1,285,041
Direct financing lease income                                23,872         45,630            51,531            96,696
Depreciation and amortization                              (137,683)      (362,956)         (242,484)         (749,140)
Interest expense on related discounted lease rentals        (13,228)       (33,318)          (29,043)          (76,299)
                                                        -----------    -----------       -----------       -----------

Leasing margin                                          $   185,212    $   291,265       $   407,413       $   556,298
                                                        ===========    ===========       ===========       ===========

Leasing margin ratio                                             55%            42%               60%               40%
                                                        ===========    ===========       ===========       ===========

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Results of Operations, continued
---------------------

LEASING MARGIN, (continued)

All components of leasing margin for the three and six months ended June 30, 1997, compared to the comparable period of 1996, have declined and are expected to decline further, due to portfolio run-off.

Leasing margin ratio for the three and six months ended June 30, 1997 increased compared to the comparable period of 1996 primarily because of remarketing activities.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate movements in the capital market). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during that period reflect that low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                Three months ended          Six months ended
                                     June 30,                   June 30,
                              ---------------------    ------------------------
                                1997         1996         1997          1996
                              ---------   ---------    ----------    ----------


Equipment sales revenue       $ 56,775    $ 163,208    $ 157,950     $  451,498
Cost of equipment sales              -      (73,644)     (36,000)      (360,644)
                              --------    ---------    ---------     ----------
   Equipment sales margin     $ 56,775    $  89,564    $ 121,950     $   90,854
                              ========    =========    =========     ==========

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Results of Operations, continued
---------------------

PROVISION FOR LOSSES

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

No provision for losses were recorded during the six months ended June 30, 1997 or the corresponding periods in 1996 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.


EXPENSES

Management fees paid to the general partner decreased primarily as a result of portfolio run-off. General and administrative expenses for the three and six months ended June 30, 1996 included $107,928 reimbursed to the general partner for insurance costs related to prior years.


Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. government securities pending distributions to the partners.

During the six months ended June 30, 1997, the Partnership declared distributions to the partners of $694,737 ($136,894 of which was paid in July
1997), all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both.

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)  None

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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



                                       LEASTEC INCOME FUND V
                                       A California Limited Partnership

                                       By:  CAI Partners Management Company


Dated:    August 12, 1997              By:  /s/Anthony M. DiPaolo
                                            ---------------------
                                            Anthony M. DiPaolo
                                            Senior Vice President