Form 10-Q
period 1997-09-30
LEASTEC INCOME FUND V
filed 1997-11-13
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                             0-18555
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

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1997


                                Table of Contents
                                -----------------


PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets-September 30, 1997 and December 31, 1996          3

            Statements of Income-Three and Nine months ended
            September 30, 1997 and 1996                                      4

            Statements of Cash Flows-Nine months ended
            September 30, 1997 and 1996                                      5

            Notes to Financial Statements                                    6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7-10


PART II.    OTHER INFORMATION


   Item 1.  Legal Proceedings                                                11

   Item 6.  Exhibits and Reports on Form 8-K                                 11

            Signature                                                        12

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  September 30,     December 31,
                                                     1997               1996
                                                  ------------      ------------

Cash and cash equivalents                          $   429,278      $   465,217
Accounts receivable, net                                22,046          122,357
Equipment held for sale or re-lease                    128,696          128,696
Net investment in direct finance leases                575,598        1,105,111
Leased equipment, net                                  599,901        1,011,332
                                                   -----------      -----------
          Total assets                             $ 1,755,519      $ 2,832,713
                                                   ===========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities      $   235,502      $   283,321
     Payable to affiliates                              16,090           31,361
     Rents received in advance                           4,000           34,242
     Distributions payable to partners                 157,929          225,019
     Discounted lease rentals                          365,777          721,550
                                                   -----------      -----------
     Total liabilities                                 779,298        1,295,493
                                                   -----------      -----------

PARTNERS' CAPITAL:
     General partner                                        -                 -
     Limited partners:
         Class A                                            -           360,500
         Class B                                       976,221        1,176,720
                                                   -----------      -----------
     Total partners' capital                           976,221        1,537,220
                                                   -----------      -----------

     Total liabilities and partners' capital       $ 1,755,519      $ 2,832,713
                                                   ===========      ===========







   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                        Three months ended             Nine months ended
                                                           September 30,                  September 30,
                                                    ---------------------------     ---------------------------
                                                       1997              1996           1997          1996
                                                    -----------      ----------     -----------     -----------

REVENUE:
  Operating lease rentals                            $  268,294      $  535,335      $  895,703     $ 1,820,376
  Direct financing lease income                          20,369          39,125          71,900         135,821
  Equipment sales margin                                      -         410,394         121,950         501,248
  Interest income                                         5,666           7,058          12,759          14,845
                                                     ----------      ----------      ----------     -----------

         Total revenue                                  294,329         991,912       1,102,312       2,472,290
                                                     ----------      ----------      ----------     -----------
EXPENSES:
  Depreciation and amortization                         156,765         236,637         399,249         985,777
  Provision for losses                                        -               -               -               -
  Management fees paid to general partner                23,962          35,622          72,607         122,242
  Interest on discounted lease rentals                   10,577          26,252          39,620         102,551
  Direct services from general partner                   15,164          13,795          47,908          49,297
  General and administrative                             37,550          53,417         146,032         269,702
                                                     ----------      ----------      ----------     -----------

         Total expenses                                 244,018         365,723         705,416       1,529,569
                                                     ----------      ----------      ----------     -----------

NET INCOME                                           $   50,311      $  626,189      $  396,896     $   942,721
                                                     ==========      ==========      ==========     ===========

NET INCOME ALLOCATED:
  To the general partner                             $   13,158      $   45,789      $   47,895     $    96,841
  To the Class A limited partners                        35,726         558,100         335,593         813,380
  To the Class B limited partner                          1,427          22,300          13,408          32,500
                                                     ----------      ----------      ----------     -----------
                                                     $   50,311      $  626,189      $  396,896     $   942,721
                                                     ==========      ==========      ==========     ===========

  Net income per weighted average Class A
       limited partner unit outstanding              $      .18      $     2.82      $     1.69     $      4.10
                                                     ==========      ==========      ==========     ===========

  Weighted average Class A limited partner
       units outstanding                                198,025         198,025         198,025         198,214
                                                     ==========      ==========      ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Nine months ended
                                                            September 30,
                                                      -------------------------
                                                          1997         1996
                                                      -----------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 1,344,819  $  3,202,527
                                                      -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals         (355,773)   (1,107,851)
  Redemptions of Class A limited partner units                  -       (11,685)
  Distributions to partners                            (1,024,985)   (1,675,940)
                                                      -----------  ------------

Net cash used in financing activities                  (1,380,758)   (2,795,476)
                                                      -----------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (35,939)      407,051

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          465,217       446,663
                                                      -----------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   429,278  $    853,714
                                                      ===========  ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals           $    39,620  $    102,551









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

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                       Condensed Statements                        Condensed Statements
                                           of Income for         The effect on       of Income for            The effect on
                                         the three months         net income         the nine months            net income
                                        ended September 30,       of changes      ended September 30,           of changes
                                     -------------------------     between       -------------------------       between
                                        1997          1996         periods          1997           1996          periods
                                     ----------    -----------  -------------    ----------     ----------    -------------

Leasing margin                       $ 121,321      $ 311,571    $  (190,250)    $  528,734     $  867,869     $ (339,135)
Equipment sales margin                       -        410,394       (410,394)       121,950        501,248       (379,298)
Interest income                          5,666          7,058         (1,392)        12,759         14,845         (2,086)
Management fees paid
   to general partner                  (23,962)       (35,622)        11,660        (72,607)      (122,242)        49,635
Direct services from
   general partner                     (15,164)       (13,795)        (1,369)       (47,908)       (49,297)         1,389
General and administrative             (37,550)       (53,417)        15,867       (146,032)      (269,702)       123,670
Provision for losses                         -              -              -              -              -              -
                                     ---------      ---------    -----------     ----------     ----------     ----------

Net income                           $  50,311      $ 626,189    $  (575,878)    $  396,896     $  942,721     $ (545,825)
                                     =========      =========    ===========     ==========     ==========     ==========


The Partnership is in its liquidation period, as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:


                                                          Three months ended            Nine months ended
                                                             September 30,                 September 30,
                                                       -------------------------  ---------------------------
                                                          1997           1996         1997           1996
                                                       -----------   -----------  ------------    -----------

Operating lease rentals                                $  268,294    $  535,335   $   895,703     $ 1,820,376
Direct financing lease income                              20,369        39,125        71,900         135,821
Depreciation and amortization                            (156,765)     (236,637)     (399,249)       (985,777)
Interest expense on related discounted lease rentals      (10,577)      (26,252)      (39,620)       (102,551)
                                                       ----------    -----------  -----------     -----------
   Leasing margin                                      $  121,321    $  311,571   $   528,734     $   867,869
                                                       ==========    ==========   ===========     ===========

   Leasing margin ratio                                        42%           54%           55%             44%
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

Leasing margin ratio fluctuates based upon remarketing activities. Remarketing revenue will vary as initial lease terms expire.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate movements in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during that period reflect that low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                Three months ended         Nine months ended
                                   September 30,              September 30,
                             -------------------------   ----------------------
                                1997          1996           1997       1996
                             ----------    -----------   ---------  -----------

Equipment sales revenue      $        -    $  775,840    $ 157,950  $ 1,227,338
Cost of equipment sales               -      (365,446)     (36,000)    (726,090)
                             ----------    ----------    ---------  -----------
   Equipment sales margin    $        -    $  410,394    $ 121,950  $   501,248
                             ==========    ==========    =========  ===========

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Results of Operations, continued
---------------------

EQUIPMENT SALES MARGIN, continued

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

No provision for losses were recorded because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

Management fees paid to the general partner decreased primarily as a result of portfolio run-off. General and administrative expenses for the nine months ended September 30, 1996 included $107,928 reimbursed to the general partner for insurance costs related to prior years.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending distributions to the partners.

During the nine months ended September 30, 1997, the Partnership declared distributions to the partners of $957,895 ($157,929 of which was paid in October
1997), all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both.

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)     None
          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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



                                          LEASTEC INCOME FUND V
                                          A California Limited Partnership

                                          By:  CAI Partners Management Company


Dated:  November 13, 1997                 By:  /s/Anthony M. DiPaolo
                                               ---------------------
                                               Anthony M. DiPaolo
                                               Senior Vice President