Form 10-K
period 1997-12-31
LEASTEC INCOME FUND V
filed 1998-03-30
CIK 821218

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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
                                                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----.

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

                        Exhibit Index Appears on Page 31

                               Page 1 of 32 Pages

Item 1.  Business
         --------

Leastec Income Fund V, a California limited partnership (the "Partnership"), was engaged in the business of owning and leasing equipment. CAI Partners Management Company, a wholly-owned subsidiary of Capital Associates International, Inc. ("CAII") is the sole general partner of the Partnership (the "general partner").

CAII is the sole Class B limited partner of the Partnership. CAII contributed $2,501,890 in cash and equipment to the Partnership, which represented 10% of the net offering proceeds from sales of Class A limited partner units after September 1, 1988. CAII is the largest single investor in the Partnership.

During 1997, the Partnership liquidated substantially all of its assets and distributed the related proceeds to the partners in accordance with the
Partnership Agreement. The remaining assets will be liquidated and all liabilities settled during 1998. Excess cash, if any, will be distributed to the partners in accordance with the Partnership Agreement.

Since its formation in 1987, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of, but was not limited to, office technology and manufacturing equipment. The Partnership entered its liquidation period, as defined in the Partnership Agreement, during 1994. Accordingly, the Partnership did not purchase any equipment during 1997 or 1996 and it is anticipated that the Partnership will be liquidated and terminated in 1998.

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

The Partnership leased equipment to investment grade and noninvestment grade lessees. Since the Partnership's formation, approximately 51% of the Partnership's equipment under lease was leased to investment grade lessees or equivalent. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc., or (2) that has comparable credit ratings as determined by other recognized credit rating services or (3) which, if not rated by a recognized credit rating service, then in the opinion of the general partner, is of comparable credit quality. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquired equipment that was on lease at the time of acquisition. After the initial term of its lease, each item of equipment was expected to provide additional investment income from its re-lease or ultimate sale. Upon expiration of an initial lease, the Partnership attempted to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee was not negotiated, the Partnership attempted to lease or sell the equipment to a third party.

         --------

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases were originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

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

The  Partnership  competed  in  the  leasing  marketplaces  as a  lessor  with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership is in its liquidation period. Therefore, the Partnership currently competes mainly on the basis of the expertise of its general partner in remarketing equipment. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's remarketing strategies enable it to compete effectively in the remarketing markets.

The Partnership leased equipment to a significant number of lessees. In 1997, two lessees accounted for 55% and 19%, respectively, of total Partnership revenue in 1997.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

Item 5.  Market  for the  Partnership's  Common  Equity and  Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B interest, and general partner interest are not publicly traded. There is no established public trading market for such units and interests, and none is expected to develop.

(b)      As of December 31, 1997 there were 3,856 Class A limited partners.

(c)      Distributions
         -------------

         During 1997, the Partnership made five (5) quarterly and thirteen (13) monthly distributions all of which constituted a return of capital, to Class A limited partners (note that investors may elect to receive distributions either monthly or quarterly), as follows:

                                               Distributions Per
                                                  $250 Class A
                                                Limited Partner
                                               Unit (computed on
                                               weighted average)
            For the             Payment       -------------------      Total
         Month Ended         Made During      Monthly   Quarterly  Distributions
         ------------------  -------------    -------   ---------  -------------

         December 31, 1996   January 1997     $ 1.01     $ 2.42     $   199,756
         January 31, 1997    February 1997       .53          -         105,167
         February 28, 1997   March 1997          .53          -         105,167
         March 31, 1997      April 1997         1.21       2.27         239,666
         April 30, 1997      May 1997            .17          -          35,066
         May 31, 1997        June 1997           .25          -          49,092
         June 30, 1997       July 1997           .64       1.06         125,842
         July 31, 1997       August 1997         .26          -          52,615
         August 31, 1997     September 1997      .26          -          52,615
         September 30, 1997  October 1997        .73       1.26         144,771
         October 31, 1997    November 1997       .27          -          52,644
         November 30, 1997   December 1997       .27          -          52,598
         December 31, 1997   December 1997      1.58       2.12         313,888
                                              ------     ------     -----------
                                              $ 7.71     $ 9.13     $ 1,528,887
                                              ======     ======     ===========

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

         Distributions  to the general  partner and the Class B limited  partner
         during  1997  are  discussed  in  Item  13  of  the  Report,   "Certain
         Relationships and Related Transactions".

Item 5.  Market  for the  Partnership's  Common  Equity and  Related Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions

         The general partner anticipates that the Partnership will generate cash flow from rentals and equipment sales during 1998 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements. Any remaining cash will be distributed to the Partners in accordance with the Partnership Agreement.

         The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving cumulative distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, CAII, the sole Class B limited partner, is not receiving distributions of cash and will not receive any future Class B distributions. As a result, the general partner anticipates that CAII will only receive approximately $1.3 million or 54% of its original $2.5 million Class B investment.

         During 1996, the Partnership made four (4) quarterly and twelve (12) monthly distributions (all of which constituted a return of capital) to Class A limited partners, as follows:

                                               Distributions Per
                                                  $250 Class A
                                                Limited Partner
                                               Unit (computed on
                                               weighted average)
               For the         Payment        -------------------     Total
            Month Ended      Made During      Monthly   Quarterly  Distributions
         ------------------  -------------    -------   ---------  -------------


         December 31, 1995   January 1996     $   .88   $  1.29    $   173,995
         January 31, 1996    February 1996        .53         -        105,009
         February 28, 1996   March 1996          1.41         -        280,024
         March 31, 1996      April 1996          1.84      3.78        364,912
         April 30, 1996      May 1996             .11         -         21,049
         May 31, 1996        June 1996            .11         -         20,963
         June 30, 1996       July 1996            .90      1.12        178,013
         July 31, 1996       August 1996          .60         -        118,976
         August 31, 1996     September 1996      1.77         -        349,840
         September 30, 1996  October 1996        2.03      4.40        401,214
         October 31, 1996    November 1996        .71         -        140,122
         November 30, 1996   December 1996        .71         -        140,122
                                              -------   -------    -----------
                                              $ 11.60   $ 10.59    $ 2,294,239
                                              =======   =======    ===========

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1993 through 1997. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.

                                                    1997           1996            1995            1994            1993
                                                    ----           ----            ----            ----            ----

Total revenue                                  $ 1,951,428     $ 2,951,127     $ 3,914,124     $ 6,471,208     $ 9,789,449

Net income                                         846,318       1,123,494       1,057,734       1,107,121       1,040,550

Net income per weighted average
 Class A limited partner unit outstanding             3.77            4.86            4.70            3.99            3.05

Total assets                                     1,342,724       2,832,713       5,419,610       8,689,668      16,766,103

Discounted lease rentals                                 -         721,550       2,061,334       4,231,393       6,518,735

Distributions declared to partners               1,399,085       2,442,105       1,801,042       5,624,247       8,152,711

Distributions declared per weighted
  average Class A limited partner unit                7.07           11.71            8.64           26.17           37.48



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                               Condensed                                  Condensed
                                         Statements of Income       The effect on       Statements of          The effect on
                                             for the years            net income     Income for the years        net income
                                           ended December 31,         of changes       ended December 31,        of changes
                                       -------------------------       between     --------------------------     between
                                          1997           1996           years          1996           1995         years
                                       ----------    -----------    -------------  --------------------------  -------------

Leasing margin                         $  466,478    $ 1,110,749    $ (644,271)    $ 1,110,749    $ 1,349,914    $ (239,165)
Equipment sales margin                    792,671        525,245       267,426         525,245        183,660       341,585
Interest income                            17,543         20,203        (2,660)         20,203         11,760         8,443
Management fees paid to general
  partner                                 (90,167)      (169,573)       79,406        (169,573)      (212,268)       42,695
Direct services from general partner      (88,044)       (66,223)      (21,821)        (66,223)       (73,966)        7,743
General and administrative expenses      (252,163)      (296,907)       44,744        (296,907)      (201,366)      (95,541)
                                       ----------    -----------    ----------     -----------    -----------    ----------
Net income                             $  846,318    $ 1,123,494    $ (277,176)    $ 1,123,494    $ 1,057,734    $   65,760
                                       ==========    ===========    ==========     ===========    ===========    ==========


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

LEASING MARGIN

Leasing margin consists of the following:

                                              Years Ended December 31,
                                    -------------------------------------------
                                        1997            1996            1995
                                    -----------     -----------     -----------

Operating lease rentals             $ 1,051,376     $ 2,238,530     $ 3,459,761
Direct finance lease income              89,838         167,149         258,943
Depreciation                           (627,253)     (1,172,100)     (2,090,097)
Interest expense on related
  discounted lease rentals              (47,483)       (122,830)       (278,693)
                                    -----------     -----------     -----------
  Leasing margin                    $   466,478     $ 1,110,749     $ 1,349,914
                                    ===========     ===========     ===========

  Leasing margin ratio                       41%             46%           36 %
                                    ===========     ===========     ===========

Leasing margin ratio fluctuates based upon; (i) the mix of direct finance leases and operating leases; (ii) remarketing activities; (iii) the method used to finance leases added to the Partnership's lease portfolio, as described above; and (iv) the relative age and types of leases in the portfolio (operating leases have a relatively lower leasing margin early in the lease term and increasing leasing margin as the lease term passes).

All components of leasing margin have declined for the years ended December 31, 1997 and 1996, due to portfolio run-off. These components are expected to decline further in 1998.

During 1996, leasing margin ratio increased primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate movements in the capital market).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------


EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                              Years Ended December 31,
                                  ---------------------------------------------
                                     1997             1996             1995
                                     ----             ----             ----

Equipment sales revenue           $ 1,406,215      $ 1,228,238       $  378,905
Cost of equipment sales              (613,544)        (702,993)        (195,245)
                                  -----------      -----------       ----------
Equipment sales margin            $   792,671      $   525,245       $  183,660
                                  ===========      ===========       ==========

The Partnership is in its liquidation period. Equipment sales margin increased as the Partnership was successful in realizing amounts on equipment greater than their net book values upon lease termination.

Cost of equipment sales for the year ended December 31, 1997 includes a reversal
of  approximately   $426,000  for  amounts  previously  provided  for  estimated other-than-temporary declines in asset values.

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify any other-than-temporary losses in value.

No provision for losses were recorded in 1997, 1996 or 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's asset.

MANAGEMENT FEES PAID TO GENERAL PARTNER

The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of
(a) 5% of gross rentals received (limited to 2% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or
(b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services as permitted under the Partnership Agreement. Management fees decreased in 1996 and 1997 due to portfolio runoff resulting in lower gross rentals received by the Partnership.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

DIRECT SERVICES FROM GENERAL PARTNER

The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Direct services from general partner decreased in 1996 due to portfolio runoff and increased in 1997 due to activities associated with liquidating the Partnership's assets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased in 1997 compared to 1996. The decrease is due to 1996 insurance costs offset by increases related to liquidation. General and administrative expenses increased in 1996 compared to 1995 primarily due to $107,928 reimbursed to the general partner during the second quarter of 1996 for insurance costs related to prior years.


Liquidity and Capital Resources
-------------------------------

The Partnership funded its activities principally with cash from rents, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership were invested in interest bearing accounts and short-term U.S. Government securities pending distributions to the partners.

During 1997, 1996 and 1995, the Partnership declared distributions to the partners of $1,399,085, $2,442,105 and $1,801,042, respectively, all of which constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sales of equipment after initial lease terms expire) have been realized. However, the general partner expects that all distributions to the partners will be a return of capital.

The general partner anticipates that the Partnership will generate cash flow from rentals and equipment sales during 1998 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements. Any remaining cash will be distributed to the Partners in accordance with the Partnership Agreement. The Partnership is required to dissolve and distribute all of its assets no later than December 31, 1998.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving cumulative distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because the Class A limited partners have not received their total cumulative distributions, CAII, the sole Class B limited partner, is not receiving distributions of cash from operations, and, as a result of this subordination, the general partner currently anticipates that CAII will not receive any future Class B distributions. As a result, the general partner anticipates that CAII will only receive approximately $1.3 million or 54% of its original $2.5 million Class B investment.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

             Index to Financial Statements and
               Financial Statement Schedule

                                                                           Page
          Financial Statements                                            Number
          --------------------                                            ------

             Independent Auditors' Report                                   11

             Balance Sheets as of December 31, 1997 and 1996                12

             Statements of Income for the years ended
               December 31, 1997, 1996 and 1995                             13

             Statements of Partners' Capital for the years
               ended December 31, 1997, 1996 and 1995                       14

             Statements of Cash Flows for the years ended
               December 31, 1997, 1996 and 1995                             15

             Notes to Financial Statements                                16-24


          Financial Statement Schedule
          ----------------------------

             Independent Auditors' Report                                   25

             Schedule II - Valuation and Qualifying Accounts                26

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
LEASTEC INCOME FUND V,
    A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Leastec Income Fund V, a California limited partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Partnership is in the liquidation stage, whereby all assets are expected to be liquidated during 1998 and all cash distributed to the Partners, after satisfaction of liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund V, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                  /s/KPMG Peat Marwick LLP
                                  ------------------------
                                  KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                         1997           1996
                                                         ----           ----

Cash and cash equivalents                            $   270,564    $   465,217
Accounts receivable, net of allowance for
  doubtful accounts of $30,000 and $22,374
  in 1997 and 1996, respectively                         720,438        122,357
Equipment held for sale or re-lease                       50,000        128,696
Net investment in direct finance leases                        -      1,105,111
Leased equipment, net                                    301,722      1,011,332
                                                     -----------    -----------
     Total assets                                    $ 1,342,724    $ 2,832,713
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities           $    317,417   $   283,321
  Payable to affiliates                                    40,854        31,361
  Rents received in advance                                     -        34,242
  Distributions payable to partners                             -       225,019
  Discounted lease rentals                                      -       721,550
                                                     ------------   -----------
     Total liabilities                                    358,271     1,295,493
                                                     ------------   -----------

Partners' capital:
  General partner                                               -             -
  Limited partners:
    Class A authorized 220,000 units; issued and
    outstanding, 198,025 units in 1997 and 1996           984,453       360,500
    Class B                                                     -     1,176,720
                                                     ------------   -----------
     Total partners' capital                              984,453     1,537,220
                                                     ------------   -----------

     Total liabilities and partners' capital         $  1,342,724   $ 2,832,713
                                                     ============   ===========





                 See accompanying notes to financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995


                                               1997         1996         1995
                                               ----         ----         ----
REVENUE:
  Operating lease rentals                  $ 1,051,376  $ 2,238,530  $ 3,459,761
  Direct finance lease income                   89,838      167,149      258,943
  Equipment sales margin                       792,671      525,245      183,660
  Interest income                               17,543       20,203       11,760
                                           -----------  -----------  -----------
     Total revenue                           1,951,428    2,951,127    3,914,124
                                           -----------  -----------  -----------

EXPENSES:
  Depreciation                                 627,253    1,172,100    2,090,097
  Management fees paid to general partner       90,167      169,573      212,268
  Interest on discounted lease rentals          47,483      122,830      278,693
  Direct services from general partner          88,044       66,223       73,966
  General and administrative                   252,163      296,907      201,366
                                           -----------  -----------  -----------
     Total expenses                          1,105,110    1,827,633    2,856,390
                                           -----------  -----------  -----------

NET INCOME                                 $   846,318  $ 1,123,494  $ 1,057,734
                                           ===========  ===========  ===========

NET INCOME ALLOCATED:
  To the general partner                   $    69,954  $   122,105  $    90,066
  To the Class A limited partners              746,536      962,913      930,488
  To the Class B limited partner                29,828       38,476       37,180
                                           -----------  -----------  -----------

                                           $   846,318  $ 1,123,494  $ 1,057,734
                                           ===========  ===========  ===========

Net income per weighted average Class A
  limited partner unit outstanding         $      3.77  $      4.86  $      4.70
                                           ===========  ===========  ===========

Weighted average Class A limited
  partner units outstanding                    198,025      198,166      197,993
                                           ===========  ===========  ===========




                 See accompanying notes to financial statements.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1997, 1996 and 1995


                                                                   Class A
                                                                   Limited          Class A          Class B
                                                  General          Partner          Limited          Limited
                                                  Partner           Units           Partners         Partner           Total
                                                  -------           -----           --------         -------           -----

Partners' capital, January 1, 1995             $         -         198,715       $  2,519,669     $ 1,101,064      $  3,620,733

Redemptions                                              -            (240)            (9,909)              -            (9,909)
Net income                                          90,066               -            930,488          37,180         1,057,734
Distributions declared to partners                 (90,066)              -         (1,710,976)              -        (1,801,042)
                                               -----------         -------       ------------     -----------      ------------

Partners' capital, December 31, 1995                     -         198,475          1,729,272       1,138,244         2,867,516

Redemptions                                              -            (450)           (11,685)              -           (11,685)
Net income                                         122,105               -            962,913          38,476         1,123,494
Distributions declared to partners                (122,105)              -         (2,320,000)              -        (2,442,105)
                                               -----------         -------       ------------     -----------      ------------

Partners' capital, December 31, 1996                     -         198,025            360,500       1,176,720         1,537,220

Net income                                          69,954               -            746,536          29,828           846,318
Adjustments                                              -               -          1,206,548      (1,206,548)                -
Distributions declared to partners                 (69,954)              -         (1,329,131)              -        (1,399,085)
                                               -----------         -------       ------------     -----------      ------------
Partners' capital, December 31, 1997           $         -         198,025       $    984,453     $         -      $    984,453
                                               ===========         =======       ============     ===========      ============











                 See accompanying notes to financial statements.

                             LEASTEC INCOME FUND V
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995


                                                           1997           1996          1995
                                                           ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $    846,318   $  1,123,494  $  1,057,734
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                           627,253      1,172,100     2,090,097
    Cost of equipment sales                                613,544        702,993       163,835
    Recovery of investment in direct finance leases        675,370        640,280       714,250
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable          (620,830)        90,078        46,330
      Increase (decrease) in accounts payable
        and accrued liabilities                             34,096         47,474       (35,678)
      Increase in payable to affiliates                      9,493          3,443         1,620
      Decrease in rents received in advance                (34,242)        (6,652)      (57,143)
                                                      ------------   ------------  ------------
Net cash provided by operating activities                2,151,002      3,773,210     3,981,045
                                                      ------------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals          (721,550)    (1,339,784)   (2,170,059)
  Distributions to partners                             (1,624,105)    (2,403,187)   (2,056,624)
  Redemptions of Class A limited partner units                   -        (11,685)       (9,909)
                                                      ------------   ------------  ------------
Net cash used in financing activities                   (2,345,655)    (3,754,656)   (4,236,592)
                                                      ------------   ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (194,653)        18,554      (255,547)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             465,217        446,663       702,210
                                                      ------------   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $    270,564   $    465,217  $    446,663
                                                      ============   ============  ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals           $     47,483   $    122,830  $    278,693





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

      During 1997, the Partnership liquidated substantially all of its assets and distributed the related proceeds to the partners in accordance with the Partnership Agreement. The remaining assets will be liquidated and all liabilities settled during 1998. Any remaining cash will be distributed to the partners in accordance with the liquidation provisions in the Partnership Agreement.

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

    Partnership Cash Distributions and Allocations of Profit and Loss

      Cash Distributions
      ------------------

      During the Distribution Period, as defined in the Partnership Agreement, cash distributions were made as follows:

         First, 95% to the Class A limited partners and 5% to the general partner until such time as all Class A limited partners received, on a cumulative, non-compounded basis, distributions equal to (1) 12% on their contributed capital during the first three years after the initial closing date (November 16, 1987), (2) 13% on their contributed capital during the fourth year after the initial closing date, (3) 14% on their contributed capital during the fifth year after the initial closing date and (4) 15% thereafter.

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

                    NOTES TO FINANCIAL STATEMENTS, continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Partnership Cash Distributions and Allocations of Profit and Loss, continued

      Cash Distributions, continued
      ------------------

         Second, 95% to the Class B limited partner and 5% to the general partner until such time as the Class B limited partner received distributions equal to 11% per annum, cumulative, non-compounded, on its subordinated capital contribution.

         Third, any remaining available cash was reinvested or distributed to the partners as specified in the Partnership Agreement.

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

         Third, 85.5% to the Class B limited partner, 9.5% to the Class A limited partners and 5% to the general partner until the Class B limited partner has received aggregate distributions from all sources equal to its subordinated capital contribution plus its Subordinated Priority Return, as defined in the Partnership Agreement.

         Fourth, thereafter 90% to the Class A limited partners and the Class B limited partner (and among them in proportion to their respective capital contributions as of the first day of the calendar quarter for which the amount of such distribution is being determined), and 10% to the general partner.

       The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving cumulative distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because the Class A limited partners have not received their total cumulative distributions, CAII, the sole Class B limited partner, is not receiving distributions of cash from operations, and, as a result of this subordination, the general partner currently anticipates that CAII will not receive any future Class B distributions. As such, at December 31, 1997, the balance in the Class B limited partner capital account was transferred to the Class A limited partner capital accounts.

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

       The Partnership Agreement, as amended, provides for the allocation of a share of profits and losses to the Class B limited partner commensurate with its right to receive subordinated distributions of available cash. With respect to the Class A limited partners, the Partnership Agreement, as amended, provides that profits and losses allocated, and available cash distributed, will be shared by the individual Class A limited partners in proportion to their capital contributions and the number of days that each such Class A limited partner is a partner during each period. The Partnership Agreement, as amended, reflects (1) the actual method of allocations and distributions to the Class B limited partner that the Partner ship has used since the admission of the Class B limited partner to the Partnership, (2) allocations of profits and losses among the individual Class A limited partners, consistent with such allocations in 1990 and 1991, and (3) distributions of available cash among the individual Class A limited partners consistent with the Partnership's calculation and payment of such distributions since its inception.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

       Recently Issued Financial Accounting Standards

         During 1997, the Partnership adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of
         Liabilities ("SFAS No. 125"). SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Partnership's financial position or results of operations.

       Long-lived Assets

         The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate.

       Lease Accounting

         Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a non-recourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

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

       Equipment on Operating Leases ("OLs")

         The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue and depreciation expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded using the interest method, lower margins are realized in the early years of the term of an OL and higher margins in later years.

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

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

       Allowance for Losses

         An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. Cost of equipment sales for the year ended December 31, 1997 includes a reversal of approximately $426,000 for amounts previously provided for estimated other-than-temporary declines in asset values. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

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

         Cash equivalents of $269,052 and $428,000 at December 31, 1997 and 1996, respectively, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.


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

2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of the net investment in direct finance leases as of December 31, 1996 were:

                                                                        1996
                                                                    -----------

    Minimum lease payments receivable                               $   772,923
    Estimated residual values                                           451,697
    Less unearned income                                               (119,509)
                                                                    -----------
      Total                                                         $ 1,105,111
                                                                    ===========

3.  Leased Equipment
    ----------------

    The Partnership's investment in equipment on operating leases by major classes as of December 31, 1997 and 1996 were:

                                                        1997            1996
                                                        ----            ----

    Office furniture and equipment                $  2,681,979     $  2,844,991
    Transportation and industrial equipment                  -        1,267,779
    Computers and peripherals                                -        1,054,671
    Other                                                    -          985,359
                                                  ------------     ------------
                                                     2,681,979        6,152,800
    Less:
      Accumulated depreciation                      (2,380,257)      (4,510,576)
      Allowance for losses                                   -         (630,892)
                                                  ------------     ------------
                                                  $    301,722     $  1,011,332
                                                  ============     ============

    Depreciation  expense for 1997,  1996 and 1995 was $627,253,  $1,172,100 and
    $2,090,097, respectively.

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

4.  Transactions With the General Partner and Affiliates
    ----------------------------------------------------

    Management Fees
    ---------------

    The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of (a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services as permitted under the Partnership Agreement. Such fees totaled $90,167, $169,573 and $212,268 in 1997, 1996 and 1995, respectively.

    Direct Services
    ---------------

    The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $88,044, $66,223 and $73,966 in 1997, 1996 and 1995, respectively.

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

5.  Tax Information (Unaudited)
    ---------------------------

    The following reconciles net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31,:

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

5.  Tax Information (Unaudited), continued
    ---------------------------

                                                        1997           1996          1995
                                                        ----           ----          ----

    Net income per financial statements             $   846,318    $ 1,123,496   $ 1,057,734
      Differences due to:
        Direct finance leases                           424,796        560,141       714,250
        Depreciation                                    145,063        (17,966)      302,792
        Gain (loss) on sale of equipment                (34,290)       296,780       (72,043)
        Other                                          (232,236)        74,033       (64,961)
                                                    -----------    -----------   -----------
    Partnership income for federal income
      tax purposes                                  $ 1,149,651    $ 2,036,484   $ 1,937,772
                                                    ===========    ===========   ===========


    As of December 31, 1997, the partners' capital accounts per the financial statements totaled $984,453 compared to partners' capital accounts for federal income tax purposes of $6,946,500 (unaudited). The difference arises primarily from commissions reported as a reduction in partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation, and provisions for losses.

6.  Concentration of Credit Risk
    ----------------------------

    Approximately 51% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or (2) that has comparable credit ratings, as determined by other recognized credit rating services, or (3) which, if not rated by a recognized credit rating service, then in the opinion of the general partner, is of comparable credit quality.

    The Partnership's cash balance is maintained with a high credit quality financial institution. At times such balances may exceed the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As funds become available, they are invested in a money market mutual fund.

7.  Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

    Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1997 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
LEASTEC INCOME FUND V
    A CALIFORNIA LIMITED PARTNERSHIP:

Under date of February 6, 1998, we reported on the balance sheets of Leastec Income Fund V, a California limited partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Partnership's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              /s/KPMG Peat Marwick LLP
                              ------------------------
                              KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                              LEASTEC INCOME FUND V
                        A California Limited Partnership

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                  COLUMN B               COLUMN C             COLUMN D      COLUMN E
--------                 ----------    ---------------------------  ------------    ---------
                                                      Additions
                         Balance at                  (Deductions)                    Balance
                         Beginning     Equipment      Charged to                     at end
Classification           of Period       sales      Other Accounts   Deductions     of Period
--------------           ----------    ---------    --------------  ------------    ---------
                                          (1)            (2)            (3)

      1997
---------------------
Allowance for losses:
  Accounts receivable    $  22,374    $        -      $  27,491      $  (19,865)    $  30,000
  Equipment on leases      630,892      (425,754)       (27,491)       (177,647)            -
                         ---------    ----------      ---------      ----------     ---------
          Totals         $ 653,266    $ (425,754)     $       -      $ (197,512)    $  30,000
                         =========    ==========      =========      ==========     =========


      1996
---------------------

Allowance for losses:
  Accounts receivable    $  22,374    $        -      $       -      $        -     $  22,374
  Equipment on leases      678,636             -        (47,744)              -       630,892
                         ---------    ----------      ---------      ----------     ---------
          Totals         $ 701,010    $        -      $ (47,744)     $        -     $ 653,266
                         =========    ==========      =========      ==========     =========



      1995
---------------------

Allowance for losses:
  Accounts receivable    $  22,374    $        -      $        -     $         -    $   22,374
  Equipment on leases      671,936             -           6,700               -       678,636
                         ---------    ----------      ----------     -----------    ----------
          Totals         $ 694,310    $        -      $    6,700     $         -    $  701,010
                         =========    ==========      ==========     ===========    ==========




(1)  Equipment sales in excess of prior established provision for losses.

(2) Represents reclassifications to and from other reserve accounts and asset and liability accounts.

(3)  Represents allowance charge-offs.



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

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                         CAI Partners Management Company

          Name                             Positions Held
          ----                             --------------

    John F. Olmstead        President and Director

    Dennis J. Lacey         Senior Vice President and Director

    Anthony M. DiPaolo      Senior Vice President, Principle Financial and Chief
                            Administrative Officer and Director

    Richard H. Abernethy    Vice President and Director

    John A. Reed            Vice President, Assistant Secretary and Director

    Joseph F. Bukofski      Vice President, Assistant Secretary and Director

    Robert A. Golden        Director

    Mick Myers              Director

    Ann Danielson           Assistant Vice President

    David J. Anderson       Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 53, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

DENNIS J. LACEY, age 44, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

         ---------------------------------------------------

ANTHONY M. DIPAOLO, age 39, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 43, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 42, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President-Manager, Capital Markets Group and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 52, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 40, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

         ---------------------------------------------------

ANN E. DANIELSON, age 34, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 45, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1997.


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

         CAII, the parent of the general partner, is the sole Class B limited partner.

         CAI Partners Management Company is the sole general partner.

         The names and addresses of the general partner and the Class B limited partner are as follows:

         General Partner
         ---------------

         CAI Partners Management Company
         7175 West Jefferson Avenue
         Suite 4000
         Lakewood, Colorado 80235

Item 12. Security  Ownership   of  Certain  Beneficial  Owners  and  Management,
         -----------------------------------------------------------------------
         continued

         Class B Limited Partner
         -----------------------

         Capital Associates International, Inc.
         7175 West Jefferson Avenue
         Suite 4000
         Lakewood, Colorado 80235

(b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1997.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1997:

Management Fee
--------------

The general partner earns a monthly fee as compensation for services rendered in connection with the management of the Partnership's equipment in an amount equal to the lesser of (i) 5.0% of gross rentals received by the Partnership (but limited to 2.0% of gross rentals received in the case of full payout leases), or
(ii) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. The general partner earned $90,167 of management fees during 1997.

Disposition Fee
---------------

The general partner earns a subordinated fee with respect to each sale of equipment in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 2% of the gross equipment sale price. The disposition fee has not and will not be paid to the general partner until the Class A Limited Partners have received cash distributions in an amount equal to their capital contributions plus 8% annual cumulative return compounded daily on their adjusted capital contributions, calculated from and after the first day of the month following the month that each Class A Limited Partner is admitted to the Partnership. The Partnership did not accrue any disposition fees in 1997 as it is anticipated that the limited partners will not recover the aforementioned amounts.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. The general partner received $88,044 of expense reimbursements during 1997.

The general partner receives 5.0% of Partnership cash distributions and is allocated certain Partnership income or loss relating to its general partner interest in the Partnership. Distributions paid and income allocated to the general partner totaled $69,954 and $69,954, respectively, for 1997. Distributions paid and income allocated to the Class B limited partner were $0 and $29,828, respectively, for 1997.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

    (a)
    and
    (d)  The following documents are filed as part of this Report:

         1.  Financial Statements

         2.  Financial Statement Schedule

    (b) There were no reports on Form 8-K filed during the three months ended December 31, 1997.

    (c)  Exhibits required to be filed.

         Exhibit
         Number                         Exhibit Name
         ------                         ------------

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

Dated:   March 30, 1998                  Leastec Income Fund V,
                                         A California Limited Partnership

                                         By:  CAI Partners Management Company

                                         By:  /s/John F. Olmstead
                                              -------------------------------
                                              John F. Olmstead
                                              President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 1998.

Signature                                      Title
---------                                      -----

/s/John F. Olmstead
-----------------------
John F. Olmstead            President and Director

/s/Dennis J. Lacey
-----------------------
Dennis J. Lacey             Senior Vice President and Director

/s/Anthony M. DiPaolo
-----------------------     Senior Vice President, Principle Financial and Chief
Anthony M. DiPaolo          Administrative Officer and Director

/s/Richard H. Abernethy
-----------------------
Richard H. Abernethy        Vice President and Director

/s/John A. Reed
-----------------------
John A. Reed                Vice President, Assistant Secretary and Director

/s/Joseph F. Bukofski
-----------------------
Joseph F. Bukofski          Vice President, Assistant Secretary and Director

/s/Robert A. Golden
-----------------------
Robert A. Golden            Director

/s/Mick Myers
-----------------------
Mick Myers                  Director

/s/Ann Danielson
-----------------------
Ann Danielson               Assistant Vice President

/s/David J. Anderson
-----------------------
David J. Anderson           Chief Accounting Officer and Secretary